Form 10QSB
period 1995-09-30
ATRIX INTERNATIONAL INC
filed 1995-11-14
CIK 831532

                                  FORM 10-Q SB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-Q SB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 1995

     or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________

Commission File Number: 0-18880

                           ATRIX INTERNATIONAL, INC.
                           -------------------------

             (Exact Name of registrant as specified in its charter)

          Minnesota                                       41-1591075
          ---------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)



14301 Ewing Avenue South, Burnsville, MN                              55306
-----------------------------------------------------------------------------
  (Address of Principal Executive Offices)                         (Zip Code)


                                 (612) 894-6154
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X              No
                        ------              ------

As of September 30, 1995 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of September 30, 1995 and June 30, 1995, the results of operations for the three months ended September 30, 1995 and 1994, and the cash flows for the three months ended September 30, 1995 and 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. For the three months ended September 30, 1995, the Company reported a 4% net sales increase to $1,468,433 from $1,408,729 for the same period in the prior year. The Company recorded $130,572 of royalty revenue from patent licenses in the first quarter of fiscal 1995 as compared to only $6,398 in fiscal 1996. Accordingly, the Company's revenues from the sale of products increased approximately 14% from the first fiscal quarter of 1995.

The increase in revenues is due to increased sales of the R3 Copy Control products and distribution sales, which more than offset decreases in royalty revenues and manufacturing products. Atrix shipped $138,081 of the new R3 Copy Control product line during the first quarter of fiscal 1996. This represents an increase of $129,442 over sales of $8,639 in the first quarter of the prior year. While most of the R3 shipments were made to Pitney Bowes, shipments were also made to two other major customers.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                                           Three Months Ended
                                             September 30,
                                            1995        1994
                                         ----------  ----------
Product Line

Vacuums and Supplies                     $  260,496  $  369,256
ESD Equipment                                67,630      58,920
Circuit Board Cases                          30,188       9,372
Special Assemblies                           44,689     181,839
                                         ----------  ----------
   Total Manufacturing                      403,003     619,387

Loose Tools                                 624,484     429,778
Tool Kits                                    94,225      89,042
Instrumentation                             202,242     131,311
                                         ----------  ----------
   Total Distribution                       920,951     650,131

R3 Office Machine Monitor                   138,081       8,639
Royalty Revenue                               6,398     130,572
                                         ----------  ----------
   Total Revenue                         $1,468,433  $1,408,729

Manufacturing sales were $403,003 and $619,387 in the quarters ended September 30, 1995 and 1994, respectively. The primary reason for the decrease is due to completion of shipments under a major contract for special cases in October of 1994.

Distribution sales were $920,951 for the quarter ended September 30, 1995, compared to $650,131, an increase of 42%. The increase is due to greater acceptance of the distribution products by one of the Company's larger customer and the addition of several other large customers.


                        Form 10-Q SB September 30, 1995

GROSS PROFIT

The gross profit margin as a percentage of sales was 29.9% and 34.9% for the periods ended September 30, 1995, and 1994, respectively. The decrease is due to the royalty revenue. The lower royalty revenue reduces the gross margin as the royalty revenue carries a margin of approximately 75%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1995 and 1994 decreased from $436,029 to $389,333 an improvement of $46,696. The decrease is primarily due to patent legal expenses and other expenses not being incurred in the quarter ended September 30, 1995. The Company expects its selling, general and administrative expenses to remain at these lower levels for the remainder of fiscal 1996.

NET INCOME

Net income for the quarter ended September 30, 1995 increased to $50,158 from $46,959 for the quarter ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and restricted cash at September 30, 1995 was $1,405,514 compared to $1,157,255 at June 30, 1995. Working capital increased to $1,610,692 at September 30, 1995 from $1,217,401 at June 30, 1995. The increases in the Company's cash and working capital position were due primarily to operating profits and a private offering of common stock.

On September 30, 1995, the Company completed a private sale of 451,666 shares of Common Stock. The private offering was made to a limited number of shareholders of the Company that held warrants to purchase shares of Common Stock. The Company received net proceeds of $308,750 from the private offering. The purpose of the offering was to increase the Company's capital and surplus in order to comply with NASDAQ Small Cap Market rules that require that the Company maintain capital and surplus of $2 million.

The Company's plan of operations currently does not call for additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1996 with working capital and bank borrowings. The Company expects to generate cash from operations for the remainder of fiscal 1996 by continued increases in sales, gross margin improvement and controlled operating expenses.

In October, 1995, the Company's line of credit was increased by $250,000 to $1,250,000 at prime. Further the restricted cash was reduced from $400,000 to $250,000.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 5.  OTHER INFORMATION

The Company announced the purchase of the UltiVac(TM) Product Line from Porous Media on November 9, 1995. The assets acquired by the Company include production equipment, customer lists and the UltiVac trademark. The purchase price will be paid in cash over the next four to five years. The other terms of the acquisition are confidential and the size of the transaction does not require that the transaction be disclosed on a Form 8K. This expands the Company's offering of toner vacuum products to the photocopier and laser printer industries. In addition, the product acquisition includes filtration products for the asbestos and HEPA markets.

                        Form 10-Q SB September 30, 1995                   Page 3

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         a.  Exhibit 27.1 filed herewith

         b. Form 8-K filed on October 9, 1995 with Securities and Exchange Commission

                        Form 10-Q SB September 30, 1995                   Page 4

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

                                                            September 30,     June 30,
ASSETS                                                           1995           1995
                                                            -------------   -----------
                                                             (unaudited)
Current Assets:
Cash                                                          $ 1,005,514   $   757,255
Restricted Cash                                                   400,000       400,000
Accounts receivable less allowance for doubtful accounts
   ($17,554 and $17,000, respectively)                            877,048       746,490
Inventories                                                       827,701       851,671
Prepaid Expenses                                                  110,646        33,978
                                                              -----------   -----------
   Total Current Assets                                         3,220,909     2,789,394
                                                              -----------   -----------
Property and equipment, net                                       281,411       299,832
Intangible assets, net                                             14,804        14,424
Capitalized software development costs, net                       258,924       276,465
                                                              -----------   -----------
   TOTAL ASSETS                                               $ 3,776,048   $ 3,380,115
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Accounts payable                                           $   534,821   $   661,640
   Notes payable - bank                                           995,153       812,653
   Current maturities of long-term debt                             5,575         5,742
   Accrued liabilities                                             74,668        91,958
                                                              -----------   -----------

Total current liabilities                                       1,610,217     1,571,993
   Notes payable - long term                                        6,907         8,106
                                                              -----------   -----------

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $0.01 par value,
   50,000,000 shares authorized, 5,653,644
   and 5,201,978 respectively shares
   issued and outstanding                                          56,536        52,019
Capital in excess of par value                                  3,261,969     2,957,736
Accumulated deficit                                            (1,159,581)   (1,209,739)
                                                              -----------   -----------
Total shareholders' equity                                      2,158,924     1,800,016
                                                              -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,776,048   $ 3,380,115
                                                              ===========   ===========
See accompanying notes to financial statements.

                        Form 10-Q SB September 30, 1995                   Page 5

                           ATRIX INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                       Three Months Ended
                                          September 30,
                                     1995             1994
                                  -----------      ----------
Product Revenue                   $ 1,462,035      $1,278,157
Royalty Revenue                         6,398         130,572
                                  -----------      ----------
Net Revenue                       $ 1,468,433      $1,408,729
Cost of Sales                      (1,029,009)       (916,907)
                                  -----------      ----------
Gross Profit                          439,424         491,822
Selling, general and
   administrative expenses           (389,333)       (436,029)
                                  -----------      ----------
Income from operations                 50,091          55,793
Interest income/(expense), net         (1,315)         (7,984)
                                  -----------      ----------
Income before income taxes             48,776          47,809
Income tax expense/benefit              1,382            (850)
                                  -----------      ----------
Net income                        $    50,158      $   46,959
                                  ===========      ==========

Net Income per share                     0.01            0.01
Weighted average number
   of common stock equivalents      5,206,888       5,201,978


See accompanying notes to financial statements.





                        Form 10-Q SB September 30, 1995                   Page 6

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months
                                                           Ended September 30,
Cash Flows from operating activities:                        1995        1994
                                                          ----------   --------
Net income                                                $   50,158   $ 46,959
Adjustments to reconcile net income to net
   Cash provided (used) by operating activities:
   Depreciation and amortization                              48,796     93,967
Change in current assets and liabilities:
   Accounts receivable                                      (130,559)   265,450
   Inventories                                                23,971     17,434
   Prepaid expenses                                          (76,668)   (15,748)
   Accounts payable                                         (126,819)    (5,304)
   Accrued liabilities                                       (17,290)   (59,780)
                                                          ----------   --------
Net cash provided (used) by operating activities            (228,411)   342,978
Cash flow from investing activities:
   Purchase of equipment, leasehold
   Improvements and other assets, net                        (12,834)   (22,315)
   Capitalized software development costs                          0    (75,170)
   Additions intangible assets                                  (380)         0
                                                          ----------   --------
   Net cash used by investing activities                     (13,214)   (97,485)
Cash flow from financing activities:
   Proceeds (repayments) from notes payable - bank net       182,500     (4,500)
   Repayment from notes payable  - shareholders                    0    (65,015)
   Repayments of capital lease obligations                    (1,366)    (1,128)
   Proceeds from exercise of warrants to common stock        308,750          0
                                                          ----------   --------
Net cash (used) provided by financing activities             489,884    (70,643)
Net increase (decrease) in cash
and cash equivalents                                         248,259    174,850
Cash - beginning of the period                               757,255    317,678
                                                          ----------   --------
Cash - end of the period                                  $1,005,514   $492,528
                                                          ==========   ========

See accompanying notes to financial statements.



                        Form 10-Q SB September 30, 1995                   Page 7

ATRIX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  CORPORATE ORGANIZATION

Atrix International, Inc. (the Company) designs and manufactures toner vacuums, vacuum filters and circuit board transport cases. The Company also designs the hardware and software for R3 Remote Metering and Copy Control products. In addition, Atrix distributes tools, meters, electrostatic discharge (ESD) and static control products and assembles tool kits for the telecommunication, office machine and computer industries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which are unaudited except for the balance sheet as of June 30, 1995, have been prepared in accordance with instructions to Form 10-Q SB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments generally with original maturities of three months or less at the time of purchase which are readily convertible to cash.

RESTRICTED CASH

Restricted cash is comprised of a 90-day certificate of deposit. Pursuant to the line of credit agreement discussed in Note 5 below, the Company is restricted from using the cash to the extent amounts are outstanding on the line of credit.

INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined on the weighted average method. Inventories are evaluated on a quarterly basis to identify obsolete, slow-moving and non-saleable items. The Company establishes a reserve to reduce the inventory to net realizable value when necessary.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of five to seven years or the initial lease terms. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss reflected in income for the period. Expenditures for replacements and betterments are capitalized, while maintenance and repairs are charged against income as incurred. Accumulated depreciation was $1,239,379 and $1,208,123 at September 30, 1995 and June 30, 1995, respectively.




                        Form 10-Q SB September 30, 1995                   Page 8

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred. These costs were approximately $43,562 and $4,470 for the three months ended September 30, 1995 and 1994, respectively. See the capitalized software development costs section for additional discussion on development activities.

INTANGIBLE ASSETS

Intangible assets were recorded in conjunction with the Versa-Link, Inc. acquisition and are comprised primarily of patented technology which reads, records and transmits information via telephone lines. The Company is amortizing the intangible assets on a straight-line basis over the legal lives of the patents. Accumulated amortization was $697,947 at both September 30, 1995 and June 30, 1995, respectively.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company develops software and firmware that is an integral part of a product expected to be sold in future years. Software development costs are capitalized only upon the establishment of technological feasibility for the related product. Capitalized costs consist mainly of salaries and programming fees related to the development of software and firmware. The Company commences amortization when the related product is available for general release to customers. The Company assesses the realizability of the capitalized software development costs on a quarterly basis by comparing the amount of capitalized software costs with the expected future gross revenues of the related product. The annual amortization for these capitalized costs reflects the greater of the proportion of the current year's product revenues to total expected product revenues or a straight-line basis over their estimated useful life of six years. Accumulated amortization was $242,086 and $236,655 at September 30, 1995 and June 30, 1995, respectively.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of the product.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share computations are based on the weighted average number of common shares equivalents outstanding during the year.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Board Statement 109, "Accounting for Income Taxes," which uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or tax returns.

NOTE 3.  INVENTORIES
Inventories are comprised of the following at:

                                    September 30, 1995    June 30, 1995
                                  ----------------------  --------------
       Raw Materials                   $   210,782          $   196,624
       Finished goods                      616,919              655,047
                                       -----------          -----------
       Total                           $   827,701          $   851,671

                        Form 10-Q SB September 30, 1995                   Page 9

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, are comprised of the following at:


                                               September 30, 1995       June 30, 1995
                                               ------------------       -------------
   Tooling and molds                              $   846,509           $   836,805
   Office Furniture and
   fixtures                                           436,274               434,034
   Manufacturing equipment                            104,540               103,649
   Leasehold improvements                              79,443                79,443
   Warehouse equipment                                 54,024                54,024
                                                  -----------           -----------
   Total                                          $ 1,520,790           $ 1,507,955
   Accumulated depreciation                        (1,239,379)           (1,208,123)
                                                  -----------           -----------
   Net                                            $   281,411           $   299,832

NOTE 5.  NOTES PAYABLE

BANK

The Company maintains a line of credit with Riverside Bank. As of September 30, 1995, the borrowing base under the line of credit was the lesser of a $1,000,000 or (b) the sum of (i) 85% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,100,000. The line of credit is secured by the Company's assets and by a $400,000 certificate of deposit. In October, 1995, the line of credit was increased to $1,250,000 and the amount of the certificate of deposit was decreased to $250,000. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis.

NOTE 6.  SALE OF COMMON STOCK

On September 30, 1995, the Company completed a private sale of 451,666 shares of Common Stock. The private offering was made to a limited number of shareholders of the Company that held warrants to purchase shares of Common Stock. The Company received net proceeds of $308,750 from the private offering. The purpose of the offering was to increase the Company's capital and surplus in order to comply with NASDAQ Small Cap Market rules that require that the Company maintain capital and surplus of $2 million.




                        Form 10-Q SB September 30, 1995                  Page 10

NOTE 7.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,432,000 and $83,688, respectively, on June 30, 1995. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at September 30, 1995 and June 30, 1995 as their realization is not presently assured.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD

The composition of the net deferred tax are as follows:

                                   June 30, 1995   September 30, 1995
                                   --------------  -------------------
     Loss Carryforwards               $ 647,756          605,316
     Research & Development
     Credits                             83,688           83,688
     Inventory                           28,473           26,610
     Bad Debts                            6,722            6,965
     Fixed Assets                        91,200           95,030
     Amortization                      (100,586)        (107,788)
     Other                                4,658            4,658
                                      ---------        ---------
                                        761,911          714,479

     Less:  Valuation Allowance        (761,911)        (714,479)
                                      $       0        $       0
                                      =========        =========

During 1995 and 1994 the Company accrued $7,350 and $8,500, respectively, for alternative minimum taxes.


NOTE 8.  RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan which qualifies under the Internal Revenue Code Section 401(K). Substantially all full time employees are eligible to participate under the plan. Company contributions are discretionary.




                        Form 10-Q SB September 30, 1995                  Page 11

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date:  November 13, 1995            ________________________________
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive, Financial and
                                    Accounting Officer)

                                    _________________________________
                                    Denice J. Bloomer
                                    Vice President/Controller





                        Form 10-Q SB September 30, 1995                  Page 12

                           ATRIX INTERNATIONAL, INC.

                          EXHIBIT INDEX ON FORM 10QSB

                    For the quarter ended September 30, 1995

ITEM NO.            ITEM                              METHOD OF FILING
--------            ----                              ----------------
27.1                Article 6 of Regulation S-X       Financial Data Schedule
                    Investment Companies              Worksheet filed herewith




















                        Form 10-Q SB September 30, 1995                  Page 13