Form 10QSB
period 1995-12-31
ATRIX INTERNATIONAL INC
filed 1996-02-14
CIK 831532

                                  FORM 10-Q SB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-Q SB


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 1995

     or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

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

                           Yes  X               No
                              -----                -----

As December 31, 1995 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of December 31, 1995 and June 30, 1995, the results of operations for the three and six months ended December 31, 1995 and 1994, and the cash flows for the six months ended December 31, 1995 and 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. For the three months ended December 31, 1995, the Company reported a 5% net sales increase to $1,476,447 from $1,404,931 for the same period in the prior year. Net sales for the six months ended December 31, 1995 were $2,949,880 Compared to $2,813,660 for the same period in 1994. For the six months ended December 31, 1995 and 1994 the company recognized non-recurring royalty revenues of $6,423 and $169,391 respectively. Accordingly, the Company's product sales increased 11% for the six month period ended December 31, 1995 compared to the same period in 1994.

The increase in revenues is due to improved sales of the R3 Copy Control products, distribution products and the new Company's special (Ulti Vac) product line, which more than offset decreases in royalty and manufacturing revenues. Atrix has shipped $254,055 of the new R3 Copy Control product line compared to $27,380 for the six month periods ending December 31, 1995 and 1994, respectively.

                                       Three Months Ended             Six Months Ended
                                          December 31,                  December 31,
                                       1995          1994           1995           1994
                                    ----------    ----------     ----------     ----------
Product Line

Vacuums and Supplies                $  469,827    $  369,896     $  741,268     $  739,152
ESD Equipment                           60,734        60,479        128,363        119,399
Circuit Board Cases                      6,648         4,532         25,891         13,904
Special Assemblies                      46,234       152,016         90,923        333,855
                                    ----------    ----------     ----------     ----------
        Total Manufacturing            583,443       586,923        986,445      1,206,310

Loose Tools                            513,255       475,560      1,137,740        905,338
Tool Kits                               86,111        99,441        180,336        188,483
Instrumentation                        177,639       184,930        379,881        316,241
                                    ----------    ----------     ----------     ----------
        Total Distribution             777,005       759,931      1,697,957      1,410,062

R3 Copy Control Products               115,974        18,741        254,055         27,380
Royalty Revenue                             25        38,819          6,423        169,391
Other                                        0           517              0            517
                                    ----------    ----------     ----------     ----------
        Total Revenue               $1,476,447    $1,404,931     $2,944,880     $2,813,660


Manufactured sales for the three months ended December 31, 1995 were $583,443 as compared to $586,923 for the same period in 1994. For the six months ended December 31, 1995 manufacturing sales were $986,445 as compared to $1,206,310 for the same period last year. The primary reason for the decrease is that the Company recognized $242,932 in shipments of special assemblies in 1994 that were non-reoccurring vacuums, ESD equipment, and circuit board cases in the quarter ended December 31, 1995 which were offset in part by increased sales.



                        Form 10-Q SB December 31, 1995                    Page 2

On November 9, 1996 the company announced that it purchased the Ulti Vac/TM/ product line from Porous Media. The assets acquired include production equipment, customer lists, and the Ulti Vac/TM/ trademark. The acquisition of the Ulti Vac product line expands the Company's offering of toner vacuums to the photocopier and laser printer industry. This positions the Company as one of the leaders in the $25 million annual toner vacuum market. In addition it expands the Company vacuum products into the markets of asbestos and Hepa filtration.

Distribution sales for the three months ended December 31, 1995 were $777,005 as compared to $759,931 for the same period in 1994. For the six month period ended December 31, 1995 sales increased by 20% to $1,697,957 from $1,410,062 for the same period in the prior year. This increase is due to a wider acceptance of their distribution products by one major customer and the addition of several new customers. The reason for a lower growth rate in the second quarter can be attributed to a seasonal slow down of year end orders from one major customer.

R3 Copy Control product sales for the three months ended December 31, 1995 were $115,974 as compared to $18,741 for the same period in 1994. For the six months ended December 31, 1995 the R3 Copy Control product sales increased by 827% to $254,055 from $27,380 for the six month period in the prior year. The reason for the increase is due to the acceptance of the R3 Copy Control product by the Company's major OEM and the installation of R3 systems by several other customers.

Looking forward, the Company believes that revenues from manufactured vacuum products, distribution products and the R3 Copy Control system will improve. The Company expects sales of manufactured vacuum products to improve due to the addition of the Ulti Vac product line, as the Company introduces its existing vacuum products to former Porous Media customers. The Company's ability to increase sales of vacuum products could be adversely affected by the Company's lack of experience in the asbestos and Hepa filtration markets, loss of major customers, increased competition and other unforeseen events. The Company also believes that sales of distribution products will improve, primarily from new customers obtained through direct marketing efforts, although potential increases in this area could be adversely affected by an economic down turn. Finally, the Company expects sales of the R3 Copy Control system to continue to grow due to increasing sales to the Company's major OEM customer, which completed training of approximately 50 Account Representatives in January, 1996 and the installation of the system at additional customer sites. However, increased ales of the R3 could be adversely affected by a loss or reduction in purchases from the Company's major OEM customer, product offerings by competitors or economic downturns.

The Company notes that the above forward looking statements are subject to change based on various important factors including but not limited to economic downturns, competitive actions, disruption in shipments, loss of major customer(s) or other unforeseen actions.

GROSS PROFIT

The gross profit margin as a percentage of sales was 30.4% and 31.2% for the three month periods ended December 31, 1995, and 1994, respectively. For the six month period ended December 31, 1995 gross profit margins was 30.2% and 33.06% as compared to one year ago. The decrease in gross profit margin is due to the decline in royalty revenue. Royalty revenue for the six months ended
December 31, 1995 was $6,423 as compared to $169,391 for the same period in 1994. The lower amounts of royalty revenue reduces the gross margin as the royalty revenue carries a margin of approximately 75%. The Company expects gross margins to improve due to greater overhead absorption from sales of vacuums to the asbestos market and new manufacturing process for vacuum filters that were implemented in the quarter ended December 31, 1995.


                        From 10-Q SB December 31, 1995                    Page 3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended
December 31, 1995 and 1994 decreased from $424,499 to $400,272 an improvement of $24,227. The decrease is primarily due to patent legal expenses not being incurred in the quarter ended December 31, 1995. The majority of the legal expenses have been reported as the patent expired in April of 1995.

Total selling expenses for the quarter ending December 31, 1995 were $140,244 as compared to $110,415 for the same period in 1994. The primary reason for the increase in sales salaries and commissions of $12,546 is a reclassification of sales administration expense of $5,876 that was recorded in G&A in fiscal 1995, and catalog expenses of $21,951. The sales salaries and commissions increase is due to additional sales personnel hired to enhance the inside sales from the catalog that was produced in September/October 1995.

Total general and administrative expenses for the quarter ended December 31, 1995 were $260,028 compared to $314,084 for the same period in 1994. The decrease of $54,056 can be attribute to; lower patent and litigation expenses of $8,483, transfer of sales administration expense of $5,876 to the sales department, lower R&D expense of $48,957 due to the completion of the R3's Copy Control software, and lower NASDAQ/SEC relations of $13,823. This was partially offset by increases of $23,000 for insurance, rent/utilities, employee benefits, and office supplies.

Currently, selling, general and administrative expenses represent 27.1% and 30.2% of sales for the quarters ending December 31, 1995 and 1994. The Company expects its selling, general and administrative expenses to remain at these lower levels for the remainder of fiscal 1996.

NET INCOME

Net income for the quarter ended December 31, 1995 increased to $50,295 from $8,109 for the quarter ended December 31, 1994. For the six months ended December 31, 1995 net income increased by 82% to $100,453 from $55,068 for the same period in the prior year. The increase can be attributed to increased R3 sales and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and restricted cash at December 31, 1995 was $1,458,460 compared to $1,157,255 at June 30, 1995. Working capital increased to $1,561,099 at December 31, 1995 from $1,217,401 at June 30, 1995. The increases in the Company's cash and working capital position were due primarily to operating income and a private offering of common stock which was completed in September, 1995, and raised net proceeds of $323,750.

During the second quarter of fiscal 1996, the Company purchased the Ulti Vac(TM) product line from Porous Media which was the primarily reason for the increase in the Company's property and equipment. The purchase price will be paid in cash over the next four to five years at approximately $25,000 quarterly.

The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1996 with working capital and bank borrowings. The Company expects to generate cash from operations for the remainder of fiscal 1996 by continued increases in sales, gross margin improvement and controlled operating expenses.

The Company maintains a line of credit with Riverside Bank. As of December 31, 1995, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 85% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,100,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis.

                        Form 10-Q SB December 31, 1995                    Page 4

Over the six months ending December 31, 1995 the Company used $90,900 from the line of credit for the production and distribution of the direct marketing catalog, and reducing accounts payable to take advantage of vendor discounts. As of June 30, 1995 the line of credit balance was $812,653 compared to $903,553 at December 31, 1995.


                        Form 10-Q SB December 31, 1995                    Page 5

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

                                                             December 31,    June 30,
ASSETS                                                          1995           1995
                                                            -------------  ------------
                                                             (unaudited)
Current Assets:
Cash                                                         $ 1,208,460   $   757,255
Restricted Cash                                                  250,000       400,000
Accounts receivable less allowance for doubtful accounts
   ($18,000 and $17,000, respectively)                           833,792       746,490
Inventories                                                      832,769       851,671
Prepaid Expenses                                                  95,834        33,978
                                                             -----------   -----------
   Total Current Assets                                        3,220,855     2,789,394
                                                                           -----------
Property and equipment, net                                      519,959       299,832
Intangible assets, net                                            83,703        14,424
Capitalized software development costs, net                      242,605       276,465
                                                             -----------   -----------
   TOTAL ASSETS                                              $ 4,067,122   $ 3,380,115
                                                             ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Accounts payable                                          $   593,614   $   661,640
   Notes payable - bank                                          903,553       812,653
   Current maturities of long-term debt                           90,241         5,742
   Accrued liabilities                                            72,348        91,958
                                                             -----------   -----------

Total current liabilities                                      1,659,756     1,571,993
   Notes payable - long term                                     183,146         8,106
                                                             -----------   -----------

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $0.01 par value,
   50,000,000 shares authorized, 5,653,644
   and 5,201,978 respectively shares
   issued and outstanding                                         56,536        52,019
Capital in excess of par value                                 3,276,970     2,957,736
Accumulated deficit                                           (1,109,286)   (1,209,739)
                                                             -----------   -----------
Total shareholders' equity                                     2,224,220     1,800,016
                                                             -----------   -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 4,067,122   $ 3,380,115
                                                             ===========   ===========
See accompanying notes to financial statements.


                        Form 10-Q SB December 31, 1995                    Page 6

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                    Three Months Ended          Six Months Ended
                                       December 31,                December 31,
                                     1995        1994          1995          1994
                                  ----------  ----------     ----------   ----------
Product Revenue                   $1,476,422  $1,366,112     $2,938,457   $2,644,269
Royalty Revenue                           25      38,819          6,423      169,391
                                  ----------  ----------     ----------   ----------
Net Revenue                        1,476,447   1,404,931      2,944,880    2,813,660
Cost of Sales                      1,027,971     966,340      2,056,980    1,883,247
                                  ----------  ----------     ----------   ----------
Gross Profit                         448,476     438,591        887,900      930,413

Selling, general and
   administrative expenses           400,272     424,499        789,605      860,528
                                  ----------  ----------     ----------   ----------

Income from operations                48,204      14,092         98,295       69,885
Other Income/expense, net              1,990                      1,990
Interest Income/expense, net             101      (4,733)        (1,214)     (12,717)
                                  ----------  ----------     ----------   ----------
Net Income before
   income taxes                       50,295       9,359         99,071       57,168

Income tax expense/benefit                 0      (1,250)         1,382       (2,100)
                                  ----------  ----------     ----------   ----------
Net Income                        $   50,295  $    8,109     $  100,453   $   55,068
Net income per share                   $0.01       $0.00          $0.02        $0.01

Weighted average number
   of common stock equivalents     5,653,644   5,201,978      5,430,266    5,201,978

See accompanying notes to financial statements.


                        Form 10-Q SB December 31, 1995                    Page 7

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months Ended December 31,
Cash Flows from operating activities:                        1995         1994
                                                          -----------  ----------
Net income                                                $  100,453   $  55,068
Adjustments to reconcile net income to net
   Cash provided (used) by operating activities:
   Depreciation and amortization                             100,822     191,372
Change in current assets and liabilities:
      Accounts receivable                                    (87,303)    287,146
      Inventories                                             18,902     (24,449)
      Prepaid expenses                                       (61,856)    (40,042)
      Accounts payable                                       (68,026)     66,097
      Accrued liabilities                                    (19,610)    (68,213)
                                                          ----------   ---------
Net cash provided (used) by operating activities             (16,618)    466,979
                                                          ----------   ---------
Cash flow from investing activities:
   Purchase of equipment, leasehold
   Improvements and other assets, net                        (16,516)    (90,394)
   Acquisition net of liabilities assumed                    (50,000)
   Capitalized software development costs                          0    (152,684)
   Additions intangible assets                               (14,850)          0
                                                          ----------   ---------
   Net cash used by investing activities                     (81,366)   (243,078)
                                                          ----------   ---------
Cash flow from financing activities:
   Proceeds (repayments) from notes payable - bank net        90,900      34,000
   Repayments of notes payable - Porous Media                (14,434)          0
   Repayment of notes payable  - shareholders                      0     (65,015)
   Restricted cash                                           150,000
   Repayments of capital lease obligations                    (1,027)     (2,695)
   Proceeds from exercise of common stock warrants           323,750           0
                                                          ----------   ---------
Net cash (used) provided by financing activities             549,189     (33,710)
                                                          ----------   ---------
Net increase (decrease) in cash
 and cash equivalents                                        451,205     190,191
Cash - beginning of the period                               757,255     317,678
                                                          ----------   ---------
Cash - end of the period                                  $1,208,460   $ 507,869
                                                          ==========   =========

See accompanying notes to financial statements.


                        Form 10-Q SB December 31, 1995                    Page 8

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

On November 9, 1995 the Company purchased the Ulti Vac(TM) product line from Porous Media. The assets acquired by the Company include production equipment, customer lists and Ulti Vac trademark. This expands the Company's offering of toner vacuum products to the photocopier and laser printer industries. In addition, the product acquisition includes filtration products for the asbestos and Hepa markets.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of five to seven years or the initial lease terms. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss reflected in income for the period. Expenditures for replacements and betterments are capitalized, while


                        Form 10-Q SB December 31, 1995                    Page 9
maintenance and repairs are charged against income as incurred. Accumulated depreciation was $1,274,512 and $1,208,123 at December 31, 1995 and June 30, 1995, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred. These costs were approximately $42,157 and $1,358 for the three months ended December 31, 1995 and 1994, respectively. See the capitalized software development costs section for additional discussion on development activities.

INTANGIBLE ASSETS

Intangible assets were recorded with the patent regarding R3 Copy Control management (patent pending) and the purchase of the Ulti Vac(TM) product line from Porous Media. The intangibles are primarily made up of customer lists, manufacturing documentation, training, Ulti Vac trademark and goodwill. The Company is amortizing the intangible assets on a straight-line basis over 7 to 15 years. Accumulated amortization was $571 at December 31, 1995.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company develops software and firmware that is an integral part of a product expected to be sold in future years. Software development costs are capitalized only upon the establishment of technological feasibility for the related product. Capitalized costs consist mainly of salaries and programming fees related to the development of software and firmware. The Company commences amortization when the related product is available for general release to customers. The Company assesses the realizability of the capitalized software development costs on a quarterly basis by comparing the amount of capitalized software costs with the expected future gross revenues of the related product. The annual amortization for these capitalized costs reflects the greater of the proportion of the current year's product revenues to total expected product revenues or a straight-line basis over their estimated useful life of six years. Accumulated amortization was $270,516 and $236,655 at December 31, 1995 and
June 30, 1995, respectively.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of the product.

NET INCOME PER SHARE

Net income per share computations are based on the weighted average number of common shares equivalents outstanding during the period.

INCOME TAXES

The Company accounts for income taxes in accordance with Financial Accounting Board Statement 109, "Accounting for Income Taxes," which uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or tax returns.


                        Form 10-Q SB December 31, 1995                   Page 10

NOTE 3.  INVENTORIES

Inventories are comprised of the following at:

                               December 31, 1995        June 30, 1995
                               --------------------------------------
       Raw Materials               $303,491                $196,624
       Finished goods               529,278                 655,047
                                   --------                --------
       Total                       $832,769                $851,671

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, are comprised of the following at:

                               December 31, 1995        June 30, 1995
                               --------------------------------------
   Tooling and molds             $   846,509             $   836,805
   Office Furniture and
    fixtures                         439,955                 434,034
   Manufacturing equipment           374,540                 103,649
   Leasehold improvements             79,443                  79,443
   Warehouse equipment                54,024                  54,024
                                 -----------             -----------
   Total                           1,794,471               1,507,955
   Accumulated depreciation       (1,274,512)             (1,208,123)
                                 -----------             -----------
   Net                           $   519,959             $   299,832

The primary increase in property and equipment is due to the purchase of the Ulti Vac(TM) product line equipment.

NOTE 5.  NOTES PAYABLE

BANK

The Company maintains a line of credit with Riverside Bank. As of December 31, 1995, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 85% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,100,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis.

POROUS MEDIA

The Company has a three year note payable and a deferred sales royalty payable to Porous Media for the purchase of the Ulti Vac(TM) product line.


                        Form 10-Q SB December 31, 1995                   Page 11

NOTE 6.  SALE OF COMMON STOCK

On September 30, 1995, the Company completed a private sale of 451,666 shares of Common Stock. The private offering was made to a limited number of shareholders of the Company that held warrants to purchase shares of Common Stock. The Company received net proceeds of $323,750 from the private offering. The purpose of the offering was to increase the Company's capital and surplus in order to comply with NASDAQ Small Cap Market rules that require that the Company maintain capital and surplus of $2 million.

NOTE 7.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,620,000 and $83,688, respectively, on June 30, 1995. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at December 31, 1995 and June 30, 1995 as their realization is not presently assured.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD

The composition of the net deferred tax are as follows:

                                   June 30, 1995   December 31, 1995
                                   ---------------------------------
     Loss Carryforwards                $ 647,756           $ 583,287

     Research & Development

     Credits                              83,688              83,688

     Inventory                            28,473              26,610

     Bad Debts                             6,722               7,057

     Fixed Assets                         91,200              98,860

     Amortization                       (100,586)           (114,990)

     Other                                 4,658               4,658
                                       ---------           ---------
                                         761,911             689,170

     Less: Valuation Allowance          (761,911)           (689,170)
                                       ---------           ---------
                                       $       0           $       0
                                       =========           =========

NOTE 8.  RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan which qualifies under the Internal Revenue Code Section 401(K). Substantially all full time employees are eligible to participate under the plan. Company contributions are discretionary.

                        Form 10-Q SB December 31, 1995          Page 12

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date: February 12, 1995             --------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive, Financial Officer)



                                    --------------------------------------
                                    Denice J. Bloomer
                                    Vice President/Controller (Principal
                                    Accounting Officer)


                        Form 10-Q SB December 31, 1995        Page 13

                           ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-QSB

                    For the Quarter Ended December 31, 1995



Item No.     Item                                  Method of Filing
--------     ----                                  ----------------

10.1         Letter Agreement amending
             Loan Agreement dated
             April 25, 1995 between the
             Company and Riverside Bank,
             as amended October 25, 1995.......... Amendment filed herewith.