Form 10QSB
period 1996-03-31
ATRIX INTERNATIONAL INC
filed 1996-05-10
CIK 831532

                                 FORM 10-Q SB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549


                                 Form 10-Q SB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended March 31, 1996.
     or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the transition period from                 to
                               ---------------    ---------------

Commission File Number: 0-18880


                           ATRIX INTERNATIONAL, INC.
                           -------------------------
            (Exact Name of registrant as specified in its charter)


          Minnesota                                        41-1591075
          ---------                                        ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


14301 Ewing Avenue South, Burnsville, MN                            55306
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


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

                    Yes  X              No
                        ---                ---


As of March 31, 1996 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1. FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine months ended March 31, 1996 and 1995, and the cash flows for the nine months ended March 31, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. For the three months ended March 31, 1996, the Company reported a 12% net sales increase to $1,610,685 from $1,438,198 for the same period in the prior year. Net sales for the nine months ended March 31, 1996 were $4,555,565 compared to $4,251,858 for the same period in 1995. For the nine months ended March 31, 1996 and 1995 the company recognized non-recurring royalty revenues of $6,439 and $263,558 respectively. Accordingly, the Company's product sales increased 14% for the nine month period ended March 31, 1996 compared to the same period in 1995.

The increase in revenues is due to improved sales of the R3 Copy Control products, distribution products and the Company's new special (Ulti Vac) product line, which more than offset decreases in royalty and manufacturing revenues. Atrix has shipped $311,542 of the new R3 Copy Control product line compared to $56,498 for the nine month periods ending March 31, 1996 and 1995, respectively.

                                      Three Months Ended      Nine Months Ended
                                          March 31,               March 31,
                                       1996        1995        1996        1995
                                       ----------------        ----------------
Product Line

Vacuums and Supplies                $  499,968  $  372,411  $1,230,292  $1,111,562
ESD Equipment                           42,564      86,967     170,928     206,366
Circuit Board Cases                          0      11,902      36,836      25,806
Special Assemblies                      68,063      46,875     158,986     380,730
                                    ----------  ----------  ----------  ----------
        Total Manufacturing            610,595     518,155   1,597,042   1,724,464

Loose Tools                            638,600     492,641   1,776,339   1,397,979
Tool Kits                              100,940      85,238     281,276     273,722
Instrumentation                        203,046     218,879     582,927     535,120
                                    ----------  ----------  ----------  ----------
        Total Distribution             942,586     796,758   2,640,542   2,206,821

R3 Copy Control Products                57,487      29,117     311,542      56,498
Royalty Revenue                             17      94,168       6,439     263,558
Other                                        0           0           0         517
                                    ----------  ----------  ----------  ----------
        Total Revenue               $1,610,685  $1,438,198  $4,555,565  $4,251,858

Manufacturing sales for the three months ended March 31, 1996 were $610,595 as compared to $518,155 for the same period in 1995. For the nine months ended March 31, 1996 manufacturing sales were $1,597,042 as compared to $1,724,464 for the same period last year. The primary reason for the decrease is that the Company recognized $242,932 in shipments of special assemblies in 1995 that were non-reoccurring.

                 Form 10-Q SB March 31, 1996             Page 2

Distribution sales for the three months ended March 31, 1996 were $942,586 as compared to $796,758 for the same period in 1995. For the nine month period ended March 31, 1996 sales increased by 20% to $2,640,542 from $2,206,821 for the same period in the prior year. This increase is due to a wider acceptance of the Company's distribution products by one major customer and the addition of several new customers.

R3 Copy Control product sales for the three months ended March 31, 1996 were $57,487 as compared to $29,117 for the same period in 1995. For the nine months ended March 31, 1996 the R3 Copy Control product sales increased by 451% to $311,542 from $56,498 for the nine month period in the prior year. The reason for the increase is due to the acceptance of the R3 Copy Control product by the Company's major OEM customer and the installation of R3 systems by several other customers.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. The Company expects sales of manufactured vacuum products to improve due to the addition of the Ulti Vac product line in November 1995, as the Company introduces its existing vacuum products to former Porous Media customers. The Company's ability to increase sales of vacuum products could be adversely affected by the Company's lack of experience in the asbestos and Hepa filtration markets, loss of major customers, increased competition and other unforeseen events. Finally, the Company expects sales of the R3 Copy Control system to continue to grow due to increasing sales to the Company's major OEM customer, which completed training of approximately 50 Account Representatives in January, 1996 and the installation of the system at additional customer sites. However, increased sales of the R3 could be adversely affected by a loss or reduction in purchases from the Company's major OEM customer, product offerings by competitors or economic downturns. The Company notes that the above forward looking statements are subject to change based on various important factors including but not limited to economic downturns, competitive actions, disruption in shipments, loss of major customer(s) or other unforeseen actions.

GROSS PROFIT

The gross profit margin as a percentage of sales was 28.3% and 33.5% for the three month periods ended March 31, 1996, and 1995, respectively. For the nine month periods ended March 31, 1996 and 1995 gross profit margins were 29.5% and 33.2% respectively. The decrease in gross profit margin is due to the decline in royalty revenue. Royalty revenue for the nine months ended March 31, 1996 was $6,439 as compared to $263,558 for the same period in 1995. The lower amounts of royalty revenue reduces the gross margin as the royalty revenue carries a margin of approximately 75%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 1996 and 1995 decreased to $422,317 from $453,165, an improvement of $30,848. The decrease is primarily due to patent legal expenses and patent amortization not being incurred in the quarter ended March 31, 1996. The majority of the legal expenses have been reported as the patent expired in April of 1995.

Total selling expenses for the quarter ended March 31, 1996 were $142,039 as compared to $113,742 for the same period in 1995. The primary reason for the increase of $28,297 is due to additional sales personnel hired and related expenses to enhance the inside sales from the catalog that was produced in September/October 1995.

Total general and administrative expenses for the quarter ended March 31, 1996 were $280,278 compared to $339,423 for the same period in 1995. The decrease of $59,145 can be attributed to; lower patent and litigation expenses of $9,520, transfer of sales administration expense of $1,958 to the sales department, a decrease in research and development expense of $52,634 due to the completion of the R3's Copy Control software, and a decrease in NASDAQ/SEC relations costs of $7,213. This was partially offset by increases of $10,380 for insurance, rent/utilities, employee benefits, and office supplies.

                 Form 10-Q SB March 31, 1996             Page 3

Selling, general and administrative expenses represented 26.2% and 31.5% of sales for the quarters ending March 31, 1996 and 1995 respectively. The Company expects its selling, general and administrative expenses to remain at these lower levels for the remainder of fiscal 1996.

NET INCOME

Net income for the quarter ended March 31, 1996 decreased to $32,962 from $179,657 for the quarter ended March 31, 1995. For the nine months ended March 31, 1996 net income decreased to $133,415 from $234,726 for the same period in the prior year. The Company experienced a decrease in 1996 business to other income of $158,165 that were recognized in the quarter ended March 31, 1995 related to patent infringement settlements. If comparing net income without the other income event the Company's net income would have been $133,415 and $76,561 for the nine months ending March 31, 1996 and 1995 respectively. This reflects a $56,854 improvement due to increased R3 sales and lower expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and restricted cash at March 31, 1996 was $1,468,978 compared to $1,157,255 at June 30, 1995. Working capital increased to $1,620,003 at March 31, 1996 from $1,217,401 at June 30, 1995. The increases in the Company's cash and working capital position were due primarily to operating income and a private offering of common stock which was completed in September 1995, and which raised net proceeds of $323,750.

During the second quarter of fiscal 1996, the Company purchased the Ulti Vac(TM) product line from Porous Media which was the primarily reason for the increase in the Company's property and equipment. The purchase price will be paid in cash over the next four to five years at approximately $25,000 quarterly.

The Company maintains a line of credit with Riverside Bank. As of March 31, 1996, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 85% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,100,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis.

In the nine months ended March 31, 1996 the Company used $89,310 from the line of credit for the production and distribution of the direct marketing catalog, and reducing accounts payable to take advantage of vendor discounts. As of March 31, 1996 the line of credit balance was $901,963 and the borrowing availability under the line of credit were approximately $145,000 compared to $812,653 at June 30, 1995.

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

                 Form 10-Q SB March 31, 1996             Page 4

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

                                                             March 31,      June 30,
ASSETS                                                          1996          1995
                                                                ----          ----
                                                            (unaudited)
Current Assets:

Cash                                                        $ 1,218,978   $   757,255

Restricted Cash                                                 250,000       400,000

Accounts receivable less allowance for doubtful accounts
   ($17,000 and $17,000, respectively)                          845,245       746,490

Inventories                                                     902,424       851,671

Prepaid Expenses                                                 76,944        33,978
                                                            -----------   -----------
   Total Current Assets                                       3,293,591     2,789,394
                                                            -----------   -----------
Property and equipment, net                                     501,164       299,832

Intangible assets, net                                           84,633        14,424

Capitalized software development costs, net                     220,932       276,465
                                                            -----------   -----------
   TOTAL ASSETS                                             $ 4,100,320   $ 3,380,115
                                                            ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                         $   631,828   $   661,640

   Notes payable - bank                                         901,963       812,653

   Current maturities of long-term debt                          87,940         5,742

   Accrued liabilities                                           51,857        91,958
                                                            -----------   -----------

Total current liabilities                                     1,673,588     1,571,993

   Notes payable - long term                                    169,550         8,106
                                                            -----------   -----------

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $0.01 par value,
   50,000,000 shares authorized, 5,653,644
   and 5,201,978 respectively shares
   issued and outstanding                                        56,536        52,019

Capital in excess of par value                                3,276,969     2,957,736

Accumulated deficit                                          (1,076,323)   (1,209,739)
                                                            -----------   -----------

Total shareholders' equity                                    2,257,182     1,800,016
                                                            -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 4,100,320   $ 3,380,115
                                                            ===========   ===========

See accompanying notes to financial statements.

                 Form 10-Q SB March 31, 1996             Page 5

                           ATRIX INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended        Nine Months Ended
                                                          March 31,                March 31,
                                                      1996        1995         1996         1995
                                                      ----        ----         ----         ----

Product Revenue                                    $1,610,668  $1,344,030   $4,549,126   $3,988,300

Royalty Revenue                                            17      94,168        6,439      263,558
                                                   ----------  ----------   ----------   ----------

Net Revenue                                         1,610,685   1,438,198    4,555,565    4,251,858

Cost of Sales                                       1,155,614     957,062    3,212,594    2,840,309
                                                   ----------  ----------   ----------   ----------

Gross Profit                                          455,071     481,136    1,342,971    1,411,549

Selling, general and
   administrative expenses                            422,317     453,165    1,211,922    1,313,693
                                                   ----------  ----------   ----------   ----------

Income from operations                                 32,754      27,971      131,049       97,856

Other Income/expense, net                                         158,165                   158,165

Interest Income/expense, net                              208      (5,729)         984      (18,445)

Gain/loss on sale of equipment                                      2,000                     2,000
                                                   ----------  ----------   ----------   ----------

Net Income before
   income taxes                                        32,962     182,407      132,033      239,576

Income tax expense/benefit                                          2,750       (1,382)       4,850
                                                   ----------  ----------   ----------   ----------

Net Income                                         $   32,962  $  179,657   $  133,415   $  234,726
                                                   ==========  ==========   ==========   ==========

Net income per share                                     $.01        $.03         $.02         $.05

Weighted average number
   of common stock equivalents                      5,653,644   5,201,978    5,504,184    5,201,978

See accompanying notes to financial statements.

                 Form 10-Q SB March 31, 1996             Page 6

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          Nine Months Ended March 31,
Cash Flows from operating activities:                        1996                1995
                                                             ----                ----
Net income                                                $  133,415          $ 234,726

Adjustments to reconcile net income to net

   Cash provided (used) by operating activities:

   Depreciation and amortization                             166,880            292,114

Gain/loss on sale of assets                                                      (2,000)

Change in current assets and liabilities:

      Accounts receivable                                    (98,756)           (77,810)

      Inventories                                            (50,753)            (7,088)

      Prepaid expenses                                       (42,966)               738

      Accounts payable                                       (29,812)            19,434

      Accrued liabilities                                    (40,101)            (1,065)
                                                          ----------          ---------

Net cash provided (used) by operating activities              37,907            459,049

Cash flow from investing activities:

   Purchase of equipment, leasehold
   improvements and other assets, net                        (39,818)          (100,771)

   Acquisition net of liabilities assumed                    (50,000)                 0

   Capitalized software development costs                          0              2,000

   Proceeds from sale of assets                                    0           (189,916)

   Additions intangible assets                               (18,068)
                                                          ----------          ---------

   Net cash used by investing activities                    (107,886)          (288,687)

Cash flow from financing activities:

   Proceeds (repayments) from notes payable - bank net        89,310             94,000

   Repayments of notes payable - Porous Media                (26,934)                 0

   Repayment of notes payable - shareholders                       0            (65,015)

   Restricted cash                                           150,000                  0

   Repayments of capital lease obligations                    (4,424)            (2,695)

   Proceeds from exercise of common stock warrants           323,750                  0
                                                          ----------          ---------

Net cash (used) provided by financing activities             531,702             26,290

Net increase (decrease) in cash
   and cash equivalents                                      461,723            196,652

Cash - beginning of the period                               757,255            317,678
                                                          ----------          ---------
Cash - end of the period                                  $1,218,978          $ 514,330
                                                          ==========          =========

See accompanying notes to financial statements.

                 Form 10-Q SB March 31, 1996             Page 7

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of five to seven years or the initial lease terms. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss reflected in income for the period. Expenditures for replacements and betterments are capitalized,

                 Form 10-Q SB March 31, 1996             Page 8
while maintenance and repairs are charged against income as incurred. Accumulated depreciation was $1,166,961 and $1,208,123 at March 31, 1996 and June 30, 1995, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred. These costs were approximately $43,962 and $96,596 for the three months ended March 31, 1996 and 1995, respectively. See the capitalized software development costs section for additional discussion on development activities.

INTANGIBLE ASSETS

Intangible assets were recorded with the patent regarding R3 Copy Control management (patent pending) and the purchase of the Ulti Vac(TM) product line from Porous Media. The intangibles are primarily made up of customer lists, manufacturing documentation, training, Ulti Vac trademark and goodwill. The Company is amortizing the intangible assets on a straight-line basis over 7 to 15 years. Accumulated amortization was $2,859 at March 31, 1996.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company develops software and firmware that is an integral part of a product expected to be sold in future years. Software development costs are capitalized only upon the establishment of technological feasibility for the related product. Capitalized costs consist mainly of salaries and programming fees related to the development of software and firmware. The Company commences amortization when the related product is available for general release to customers. The Company assesses the realizability of the capitalized software development costs on a quarterly basis by comparing the amount of capitalized software costs with the expected future gross revenues of the related product. The annual amortization for these capitalized costs reflects the greater of the proportion of the current year's product revenues to total expected product revenues or a straight-line basis over their estimated useful life of six years. Accumulated amortization was $292,188 and $236,655 at March 31, 1996 and June 30, 1995, respectively.

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

                 Form 10-Q SB March 31, 1996             Page 9

NOTE 3.  INVENTORIES

Inventories are comprised of the following at:

                                    March 31, 1996     June 30, 1995
                                    --------------------------------

       Raw Materials                   $336,482          $196,624

       Finished goods                   565,942           655,047
                                       --------          --------
       Total                           $902,424          $851,671



NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, are comprised of the following at:

                                    March 31, 1996     June 30, 1995
                                    --------------------------------

   Tooling and molds                 $1,076,508          $836,805

   Office Furniture and
   fixtures                             305,829           434,034

   Manufacturing equipment              147,009           103,649

   Leasehold improvements                80,292            79,443

   Warehouse equipment                   49,627            54,024

   Vehicles                               8,860                 0
                                     ----------        ----------
   Total                              1,668,125         1,507,955

   Accumulated depreciation          (1,166,961)       (1,208,123)
                                     ----------        ----------

   Net                                 $501,164          $299,832



The primary increase in property and equipment is due to the purchase of the Ulti Vac(TM) product line equipment.

NOTE 5.  NOTES PAYABLE

BANK

The Company maintains a line of credit with Riverside Bank. As of March 31, 1996, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 85% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,100,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis.

POROUS MEDIA

The Company has a three year note payable and a deferred sales royalty payable to Porous Media for the purchase of the Ulti Vac(TM) product line.

                 Form 10-Q SB March 31, 1996             Page 10

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

NOTE 7.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,620,000 and $83,688, respectively, on June 30, 1995. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at March 31, 1996 and June 30, 1995 as their realization is not presently assured.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD


The composition of the net deferred tax are as follows:

                                   June 30, 1995   March 31, 1996
                                   ------------------------------

     Loss Carryforwards                $ 647,756        $ 568,850

     Research & Development

     Credits                              83,688           83,688

     Inventory                            28,473           26,610

     Bad Debts                             6,722            6,722

     Fixed Assets                         91,200          102,690

     Amortization                       (100,586)        (125,056)

     Other                                 4,658            4,658
                                       ---------        ---------
                                         761,911          668,162

     Less:  Valuation Allowance         (761,911)        (668,162)
                                       ---------        ---------
                                       $       0        $       0
                                       =========        =========



NOTE 8.  RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan which qualifies under the Internal Revenue Code Section 401(K). Substantially all full time employees are eligible to participate under the plan. Company contributions are discretionary.


                 Form 10-Q SB March 31, 1996             Page 11

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX INTERNATIONAL, INC.


                                    /s/ Steven D. Riedel
Date: May 7, 1996                   ----------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive, Financial Officer)


                                    /s/ Denice J. Bloomer
                                    ----------------------------------------
                                    Denice J. Bloomer
                                    Vice President/Controller (Principal
                                    Accounting Officer)



                 Form 10-Q SB March 31, 1996             Page 12

                           ATRIX INTERNATIONAL, INC.


                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-QSB
                     For The Quarter Ended March 31, 1996



ITEM NO.    ITEM                                  METHOD OF FILING
- --------    ----                                  ----------------

   27       Financial Data Schedule               Electronically Filed






                 Form 10-Q SB March 31, 1996             Page 13