Form 10KSB
period 1996-06-30
ATRIX INTERNATIONAL INC
filed 1996-09-25
CIK 831532

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For the fiscal year ended:                   Commission file number:
            June 30, 1996                                 0-18880

                          ----------------------------

                            ATRIX INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

              Minnesota                                  41-1591075
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      14301 Ewing Avenue South
           Burnsville, MN                                  55306
       (Address of principal                            (zip code)
         executive offices)

       Registrant's telephone number, including area code: (612) 894-6154

                          ----------------------------

       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

                          ----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [_]

     The Registrant's revenues for the fiscal year ended June 30, 1996 were $6,028,427.

     As of September 16, 1996, 5,653,644 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average closing bid and asked prices of the Common Stock at that date, as reported by NASDAQ), excluding shares owned beneficially by officers and directors, was approximately $4,107,143.

Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended June 30, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held October 22, 1996 (the "1996 Proxy Statement").

- --------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS

     INTRODUCTION
     ------------

     The Company was formed in 1987 under the name Tiempo Equities, Inc. for use as a vehicle to raise capital for investment in an operating business. In October 1990, Tiempo completed a merger with Atrix Tool, Inc., in which Atrix Tool was merged into Tiempo, and Tiempo changed its name to Atrix International, Inc. Atrix Tool was incorporated in Minnesota in 1981 and, prior to the merger, was privately held. Prior to the merger, Tiempo had no business operations. As used in this report the term "Company" or "Atrix" refers to the combined entity and its predecessors.

     In late 1992, Atrix began significant marketing of its newest product, the R3 Office Machine Monitor, which is a modular device installed on a copy machine to remotely read, record and report various data and automatically transmit the data to a central computer over a shared telephone line. The device is designed to be used for such purposes as automatic billing and servicing of copy machines.

     In April of 1994, Atrix completed the study of the remote metering market and decided to start a development effort to expand the R3 product into the Copy Control market that the Company believes is generating approximately $40 million in sales annually. Development began in May of 1994 and the prototype Copy Control unit was demonstrated at the NOMDA show in July 1994. Atrix negotiated a five year non-exclusive agreement with Pitney Bowes for the new copy management system which became active on September 30, 1994. Pre-production units were shipped to Pitney Bowes in December of 1994 and final production units were shipped in March of 1995. Atrix filed a U.S. patent application for the new R3 copy control system in March of 1995.

     During fiscal 1996, the Company introduced two new software packages to enhance the sales and reporting capabilities for the Copy Control system. WinTrax - TR, a transactional based software system for the legal, public relations, and Copy Center markets was released in March of 1996. This was followed with the introduction of WinTrax - PNP, a notebook software package allowing the user to automatically retrieve, format, and report data from R3 Copy Control modules. Both of these packages have been field tested and are now available for commercial application.

     The Company has developed and is currently manufacturing and marketing a line of field service vacuum cleaners for capturing toner from copy machines. Atrix currently has five models of vacuum cleaners which vary in size and capacity. All of the models are available with a rubber flex neck, crevice tool, detachable crevice tool brush and stretch hose, which are statically dissipative for maximum static protection. In May of 1994, the Company released a new Universal Filter for toner vacuums that is compatible with 3M, Eltrex, and Ulti Vac vacuums. This unique product has better retention than the competitors products and is priced aggressively. The Company has been issued a design patent covering this filter by the U.S. Patent and Trademark Office.

     In November of 1995, the Company purchased the Porous Media line of ultra fine filtration vacuums. These products expanded Atrix's vacuum products into the asbestos, soot, and ultra fine color toner markets. Sales from this product acquisition exceeded $350,000 in fiscal 1996.

     The Omega, a new low cost full size field service vacuum was introduced in June of 1996. This new vacuum is the lowest price full sized field service vacuum available in the market. Additionally, the Omega vacuum offers finer filtration, and durability than competitive models.

     Since 1981, Atrix has distributed tools, custom tool kits and related products to field service technicians for servicing office machines, computers, and telecommunication products. The Company has developed what it believes to be a unique procedure for supplying customers with specialized tools by providing custom catalogs with competitive pricing for Fortune 2,000 Companies.


PRODUCT AND SERVICES
- --------------------

     The Company's products and services consist of the following:

     .   R3 Copy Control System and Software
     .   Vacuum Cleaners, Cleaning Equipment and Supplies
     .   Hand Tools and Custom Tool Kits
     .   Static Protection Products
     .   Instrumentation
     .   Specialty Tools


     R3 COPY CONTROL SYSTEM
     ----------------------

     The R3 copy control system is a modular device that is installed on a copy machine to remotely read, record and report a number of specific events and automatically transmit the data to a central computer over a standard telephone line. The copy control system is available in four configurations. Depending on the model, the copy control system can provide some or all of the following functions:

     . Meter reading for reporting the number of copies made for billing purposes, scheduling of preventative maintenance and/or measuring usage of supplies

     . Service enable/disable to permit an operator to remotely disable and enable the machine

     . Control the access and to account for copy usage by user, group and division

     Selected configurations communicate over existing telephone lines, without the need for a dedicated line, and multiple monitors may share the same telephone line. Also, the communication can be initiated by either the host computer or the monitor. The device consists of hardware, software and firmware including a complete set of scheduling and reporting software.

     Atrix acquired the technology used in the R3 copy control system in February 1991. The Company believes that the Office Machine Monitor may have a number of applications, in addition to copy machines. In July 1994, the Company introduced a new version of the R3 that is enhanced to compete in the copy control market. Atrix believes that this is a significant change as the R3 will be sold into an existing market that generates approximately $40 million in sales annually. Further, the Company will be the first to introduce copy control that can be networked using the R3 patent, which will provide the user with automatic down loading and retrieving of data. The specifications of the hardware and software were designed by the Company in conjunction with Pitney Bowes.

     During fiscal 1996, the Company introduced two new software packages to enhance the sales of the R3 Copy Control product line. WinTrax - TR, a transactional based system for the legal, public relations, and copy center market was released in March of 1996. Atrix has installations at several large customers and has recently trained its outside force on the benefits of the WinTrax - TR system.

     WinTrax - PNP was introduced to the sales force in June of 1996. This unique software package permits end users to automatically extract data from Copy Control units and formats the data into meaningful reports for the user. The Company believes that this provides a strong competitive edge over known competition.

     The R3 copy control system is priced competitively over traditional copy machine control devices. The retail price ranges from $175 to $930, depending on the configuration.


     VACUUM CLEANERS, CLEANING EQUIPMENT AND SUPPLIES
     ------------------------------------------------

     Every equipment service business needs cleaning supplies and equipment for the maintenance of office equipment and other products. These supplies include vacuum cleaners, solvents, detergents, towels and optical cleaners.

     The Company has developed and is currently manufacturing and marketing a line of field service vacuum cleaners for capturing toner from copy machines. Atrix currently has five models of vacuum cleaners which vary in size and capacity. The Atrix junior model is the smallest vacuum and is designed for field service technicians who generally walk from job to job. The AAA model is a medium-sized vacuum and is the Company's most popular model. The HCTV is a large capacity vacuum for use with large volumes of toner or developer and is designed for use by in-house servicing technicians. The HCTV has 3.5 or 5 gallon disposable toner filter. The UK model is a medium-sized vacuum designed for the European market and targeted to high volume service and laser cartridge recyclers. The three domestic models have high capacity filters that are able to trap particles as small as 0.3 micron. All of the models are available with a rubber flex neck, crevice tool, detachable crevice tool brush and stretch hose, which are statically dissipative for maximum static protection. Atrix also sells these utensils separately. The personal, AAA and UK models have UL, CSA, CE, and TUV approval.

     In November of 1995, Atrix purchased the ultra fine filtration line of vacuum cleaners from Porous Media Corporation. This new line opens the markets of asbestos abatement, lead abatement, and other fine filtration applications for the Company. As part of this purchase the Company acquired a pleating machine that is used in the manufacturing of filters, which has enabled the Company to produce filters at a lower cost. During 1996, Atrix recorded approximately $350,000 in sales of the newly acquired product line.

     Along with vacuum cleaners, the Company also supplies the other expendable cleaning supplies used by service technicians, such as solvents, detergents, towels and optical cleaners. These items are readily available from numerous alternative sources. Atrix has introduced a line of "universal" filters that can be used in toner vacuums of its major competitors, including 3M Corporation.

     The suggested retail prices for the Company's vacuum cleaners range from $99 to $300, depending on the model. Atrix believes that its personal model is the lowest priced static-free, micro toner vacuum on the market.

     Atrix now produces custom catalogs for Avnet Industrial, Ikon, Ricoh, Unisys, Danka Companies, and Pitney Bowes. The Company believes that this unique plan of distribution will continue to gain acceptance by many copy machine and computer manufactures.

     Vacuums, cleaning equipment and supplies accounted for approximately 29% and 25%, respectively, of net sales in fiscal 1996 and 1995.


     HAND TOOLS AND CUSTOM TOOL KITS
     -------------------------------

     The Company distributes hand tools and assembles and distributes customized hand tool kits to businesses engaged in servicing office and telecommunication equipment. These tools are generally manufactured by a third party and include such tools as screwdrivers, pliers, wire strippers, wrenches, files, chisels, crimpers, gauges, hammers, knives and ratchets. Customers that purchased more than $50,000 of products in fiscal 1996 include AT&T, Avnet Industrial, Unisys, OCE Office Systems, Sears, Hewlett Packard, MCI, Longs Ltd., Ames Supply, Storage Technology, and Idea Servcom. Sales to theses customer currently comprise approximately 70% to 80% of the Company's sales of tools and tool kits. For many of these customers, servicing of their products has become and is an important part of their revenues.

     The Company's marketing strategy for its tools and tool kits is to assist its customers in maintaining a high level of quality and service, while offering improved cost control. Atrix has been selling tools and tool kits since 1981 and, during that time, has developed the knowledge and experience necessary to provide its customers with high quality tools and kits while controlling costs. Whenever possible, the Company assists its customers in the selection of individual tools and in the design and selection of a tool kit. The Company is also able to provide most replacement tools the same day ordered. In addition, the Company monitors the performance of the various tools that it provides to its customers. The Company works with its suppliers and customers to minimize problems with tools and provide the best tool for the task to be performed. Atrix also works directly with the customer's tool committee or engineering group to assist the customers in finding appropriate solutions or substitutions for tools that are not satisfactory. The Company believes that this strategy helps customers reduce their tool costs and avoid costly mistakes.

     The Company has developed a specialized tool support system for Unisys. Atrix provides storage for the tools to be purchased by Unisys on a consignment basis and provides detailed reporting, including product description, unit quantity, unit cost and total cost.

     The Company believes that the primary factors in successfully competing in this market are competitive pricing, inventory availability and product support. Atrix believes that it competes favorably with respect to these factors and has received the top supplier ratings from AT&T and Unisys.

     Tools and tool kit revenues accounted for approximately 44% and 40%, respectively, of net sales in fiscal 1996 and 1995.

     STATIC PROTECTION PRODUCTS
     --------------------------

     In response to the problems associated with static electricity, the Company has developed and supports many products which protect expensive electronic components from damage caused by static electricity. One of the products that the Company markets is a complete line of storage cases which are used by field service personnel to carry static sensitive electronic components, such as printed circuit boards, to and from service sites. Another static protection product offered by the Company is the Field Service Workstation. The Workstation consists of a mat along with an anti-static wrist strap, which provide for the safety of technicians as well as the static sensitive components. The mat and wrist strap enables the technician to ground himself and allows for static to dissipate into the workstation mat for proper grounding. The Company also sells an anti-static watch that combines the function of a wrist strap with a digital chronograph. The anti-static watch encourages technicians to wear a wrist strap when servicing a machine, and the Company believes that it is the only one of its kind.

     Static protection products accounted for approximately 5% and 6%, respectively, of net sales in fiscal 1995 and 1994. Sales of static protection products have increased recently as the computer industry has improved and manufacturers seek to comply with ISO 9000 standards.


     INSTRUMENTATION
     ---------------

     At the present time, the Company markets recognized brand names in meters and other instrumentation, such as Fluke, Beckman and Simpson. The Company also markets a number of diagnostic instruments for electronic equipment such as EPROM duplicators, telephone test sets, hard and floppy disk analyzers, break out boxes, electrometers and power surge suppressers. Atrix supplies meters to field service technicians directly and also handles warranty repair on behalf of the manufacturers to reduce down time to the technician.

     Instrumentation accounted for approximately 12% and 13%, respectively, of net sales in fiscal 1996 and 1995.


     SPECIALTY TOOLS
     ---------------

     The Company also has the expertise to design and manufacture specialty and custom tools to meet customer needs in unique or problem areas. Specialty tools are designed by the Company's engineers along with the customer to the customer's specifications and are purchased and assembled by the Company. For example, Atrix assisted Xerox in designing a tool called the RHHD which is a remote hand-held device used by the technician to enable and disable various copier functions. Atrix is currently producing and selling approximately ten specialty tools.

     The Company's gross margins on specialty tools range from 40% to 60%. Specialty tools accounted for approximately 3% and 8%, respectively, of net sales in fiscal 1996 and 1995.


MARKETS
- -------

     The Company believes there is a developing market in several industries for the technology used in the new R3 Copy Management System. Initially, Atrix has focused on the copy machine market. In July of 1995, the Company introduced a new version of the R3 at the NOMDA show in Las Vegas. This new product features the ability to accumulate date stamped transactions for detailed billing and accounting. It is estimated that over $40 million of copy control products are shipped annually, and Atrix began shipping product into this market in March of 1995.

     Based on the number of field service technicians and an assumed usage rate of vacuum cleaners, Atrix estimates the world-wide market for vacuum cleaners and filters used in the maintenance of office equipment to be approximately $15- $20 million annually.

     The Company's markets tools and tool kits, instrumentation, repair and replacement parts, and cleaning equipment and supplies to field service technicians for servicing office products, computers, and telecommunication equipment. This market has continued to grow as the use of copying machines, printers, FAX machines, personal computers, digital key sets and other office and telecommunication equipment has increased throughout the workplace. The growth of this market must be supported with trained field service technicians who are generally responsible for installation and removal, maintenance and repair, rehabilitation and upgrading, parts and consumable supplies, and operator training and technical support. Atrix believes that as the U.S. economy grows and shifts to a service economy, the opportunities for companies that provide office machine service and support, like Atrix, will increase.

     Currently, emerging service market opportunities exist in the telecommunication industry, office automation and the personal computer industry. In the past, manufacturers of office equipment generally included field service as a function of sales and marketing and treated service as an overhead cost of doing business. Today it is emerging as its own industry. This emergence evolved through the development of high technology electronic products such as personal computers, peripherals (such as printers and data storage devices) copying machines and FAX machines, which are now used extensively in day-to-day business operations. Today, field service has attained departmental status and has become its own profit center within manufacturers of this type of equipment.

     According to industry estimates, there are approximately 1,100,000 field service technicians in the U.S., approximately 5,900 field service organizations servicing office equipment and approximately 3,300 field service organizations servicing telecommunications equipment.


SALES AND MARKETING
- -------------------

     The Company's customers include manufacturers, dealers and purchasers of office equipment. The Company maintains active personal contact with its current customers, as well as prospective customers, by telephone, through personal visits and at trade shows. Atrix also occasionally places advertisements in trade journals, such as Field Service Manager and Business Technology Association. Atrix also sells certain of its products through major office supply catalogs; currently products are sold through five domestic catalogs and four European catalogs. The Company's sales strategy is to persuade potential customers that the Company's products and services will benefit the customer's present method of doing business, and that the Company's products and services have significant advantages over the products and services of competitors.

     Atrix has invested in a desk top publishing system to produce customized catalogs for large customers. The customized catalogs typically contain tools, vacuum cleaners, cleaning supplies, instrumentation and various other products which are frequently purchased by the customer. The Company has produced customized catalogs for Avnet Industrial, Ricoh, Alco Standard, Danka, and Unisys. The Company also plans to offer customized catalogs to other large customers.

     Atrix currently employs ten people in sales and marketing positions. Eight are located in the Minneapolis area and two in other locations. Six of the ten are outside salesmen who are responsible for calling directly on larger customers to stimulate business using outside catalogs. In June of 1996, Atrix hired a experienced national sales manager to promote the new R3 Copy Control Product. His responsibilities include outside sales force and developing sales of the R3 Copy Control products to the facility management industry.

     In Europe, sales are made through seven independent European distributors and two sales representatives in Germany. Atrix has also appointed nonexclusive distributors covering Australia, Canada Korea and South America. Atrix had foreign sales of approximately $829,000 (approximately 14% of net sales) and approximately $738,000 (approximately 13% of net sales) respectively, in fiscal 1996 and 1995. Since May 1994, the Company's vacuums have been carried in one of Europe's largest office equipment catalogs, INMAC. The Company anticipates that foreign sales will continue to be a significant part of its business.


MAJOR CUSTOMERS AND DISTRIBUTORS
- --------------------------------

     In fiscal 1996, the Company had one customer that accounted for 23% of total sales. The loss of this customer could have a material adverse effect on the Company. Important customers and distributors include: Ames Supply, Pitney Bowes, MCI, Copy Duplicating Products, Digital Equipment Corporation, Global, Hewlett Packard, IBM, Inmac Corporation, OCE, Ricoh Corporation, Storage Technologies, Avnet Industrial, Unisys Corporation, AT&T, Unisys Company, Longs International, Xerox and Rank Germany.

     The Company generally conducts business with its customers with letter agreements, contracts and/or purchase orders.


COMPETITION
- -----------

     While the Company has applied for a patent covering certain aspects of the new R3 Copy Management System, it faces substantial competition in this area of its business from companies seeking to provide automated billing and tracking of office machine usage using other technologies.

     At the present time, there are a few other U.S. companies which sell vacuum cleaners for use in the maintenance of office equipment and other products, including 3M Corporation and Eltrex Corporation. The Company's AAA model competes directly with a product manufactured by 3M Corporation. In the European market, Convac is the Company's most significant competitor.

     There are many national, regional and local companies which assemble and sell hand tools and hand tool kits to businesses engaged in servicing office equipment. The Company's primary competitors on a national basis are Jensen Tool, Arizona; Marshall Industries, California; Kaufman Distributing Company, Georgia; Ames Supply Company, Illinois; and Katun, Minnesota. In addition, any one of the many companies that manufacture and sell hand tools could develop hand tools kits that would directly compete with Company products and services. Similarly, companies or persons not now recognized in the industry may design and develop products and services which are competitive with and superior to the Company's products and services.

     Some of the present and potential competitors of the Company have greater manufacturing and marketing capabilities than the Company and greater research, development, financial, and personnel resources and more extensive business experience than the Company. Although the Company believes that its products and marketing system possess advantages over competing products currently being marketed, there can be no assurance that Company will be able to continue to compete effectively in the marketplace as its present and potential competitors are able to duplicate or improve upon its products, marketing system, or other services.


RESEARCH AND DEVELOPMENT
- ------------------------

     The Company's research and development activities are generally focused in two areas: designing specialty tools and cleaning equipment in response to specific customers or industry needs, and the design and development of software and hardware to further the acceptance of the R3 Monitoring Device. The demand for these products continue to grow for the following reasons:

     . Existing electronic equipment generates demand for new servicing tools and equipment due to cost containment pressures.

     . New products and technology for the office environment, such as laser printers, fax machines, and multi-purpose copiers, printers, fax machine create a demand for new servicing and reporting technology.

     Atrix has recently developed several new products, including:

     . The new Universal toner filter that can be used in 3M, Eltrex, Ulti Vac and Atrix AAA Vacuums.

     .   The new Omega vacuum cleaner introduced in June of 1996.

     .   The new copy management system packages WinTrax - TR and WinTrax - PNP.

     The Company believes that its ability to develop specialty products for its customers and to develop its own products is important to the success of its business operations. However, there can be no assurance that the Company will be able to continue to develop such products, or that such products will achieve any degree of market acceptance.

PATENTS AND PROPRIETARY PROTECTION
- ----------------------------------

     The Company has been issued a U.S. design patent relating to certain features of its universal vacuum filter product. In addition, the Company has filed a patent application for certain features of its R3 copy management system. There can be no assurance, however, that any patents applied for will be granted or, if granted, will be valid or otherwise of value to the Company. The Company currently relies on trade secret law to protect its rights to proprietary information. No assurance can be given, however, that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of valid patent or trade secret protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while the Company believes that is has all rights necessary to manufacture and sell its products without infringement of patents or other rights held by others, the Company has not conducted a formal infringement search and there can be no assurance that such conflicting rights do not exist.


SUPPLIERS
- ---------

     The Company believes that supplies and component parts for all of the products that it distributes (but does not manufacture) are available from a number of suppliers and subcontractors and that the loss of any one supplier or subcontractor would not have a material adverse effect on the Company.

     The Company has single-source suppliers for three of the components used in products that the Company manufactures and multiple suppliers for the remaining components. One of these single-source suppliers has a named back-up supplier, and the other two make plastic parts with tooling that is owned by the Company. Although the loss of one of these suppliers could take up to two months to replace, the Company does not believe that the loss of any of these three suppliers would have a material adverse effect on the Company.


EMPLOYEES
- ---------

     As of June 30, 1996, the Company had 31 full-time employees, 4 in management, 6 administration, 2 in research and development, 10 in sales and marketing and 9 in manufacturing and warehouse. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.



ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES
- ----------

     The Company's facilities are located at 14301 Ewing Avenue South, Burnsville, Minnesota 55306, and consist of approximately 37,500 square feet of office, manufacturing and warehouse space. The Company leases this space pursuant to a lease which provides for rent of approximately $16,650 per month (including operating expenses and real estate taxes). The lease expires in 1998, and the Company has an option to renew the lease for one additional five year period at an increased rental rate. The Company anticipates that it will be able to find suitable space at another location on satisfactory terms if it chooses not to renew the lease.

ITEM 3.   LEGAL PROCEEDINGS

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and their ages along with the offices held as of September 15, 1996, are as follows:


NAMES OF NOMINEES     AGE     POSITION
- -----------------     ---     --------
Steven D. Riedel      53      President, Chief Executive Officer,
                              Chief Financial Officer and Director

Clifford B. Meacham   62      Vice Chairman of the Board of Directors

     STEVEN D. RIEDEL joined Atrix as President on December 8, 1992. He became Chief Executive Officer and was appointed to the Board of Directors in May of 1993. He also was appointed Chief Financial Officer in November of 1993. Prior to joining Atrix, he was President and Chief Executive Office of EnerconData. Mr. Riedel was also employed by Northern Telecom as Vice President of Product Management for IOS division in Minneapolis. Previously, he held numerous management positions with Burroughs Corporation with the most recent being regional sales manager for the 15 state midwest region.

     CLIFFORD B. MEACHAM was the President and Treasurer of Atrix Tool, Inc., as well as one of the directors and the majority shareholder of Atrix Tool, Inc. from the date of its incorporation in 1981. He was elected as a member of the Board of Directors and as an officer and as president of the Company effective with the merger of Atrix Tool, Inc. into Tiempo Equities, Inc. on October 17, 1990. Mr. Meacham is an engineer, having graduated from the Utica Institute of Technology, Utica, New York in 1952.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Stock Trading Prices" on page 6 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's management discussion and analysis on pages 7 through 9 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The Company's financial statements and the report of its independent accountants included on pages 10 through 18 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   Directors of the Company.
          ------------------------

     The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

     B.   Executive Officers of the Company.
          ---------------------------------

     Information concerning Executive Officers of the Company is included in this Report under Item 4A "Executive Officers of the Registrant."

     C.   Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

     The information under the caption "Compliance with section 16(a) of the Exchange Act" in the Company's 1996 proxy statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors -- Director Compensation" and "Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Shareholders and Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits

     The exhibits to this Report are listed in the Exhibit Index on pages 15 through 16 of this Annual Report on Form 10-KSB.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of September 16, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Atrix International, Inc., 14301 Ewing Avenue South, Burnsville, MN 55306, Attention: Sharon Maras

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 14(c):

1. Employment Agreement between the Company and Clifford Meacham dated March 30, 1995. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

2. Supplemental Retirement Benefit Agreement between the Company and Clifford Meacham, dated April 1, 1996. Filed herewith.

3. 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

     (b.) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended June 30, 1995.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24, 1996             ATRIX INTERNATIONAL, INC.



                                          /s/Steven D. Riedel
                                       By --------------------------------------
                                       Steven D. Riedel
                                       Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 24, 1996 by the following persons on behalf of the Company and in the capacities indicated.

     Signature                         Title
     ---------                         -----



/s/Steven D. Riedel
- -----------------------------------    President (Principal Executive Officer,
Steven D. Riedel                       Principal Financial Officer and Principal
                                       Accounting Officer) and Director


/s/Clifford B. Meacham                 Vice Chairman and Director
- -----------------------------------
Clifford B. Meacham


/s/W. William Bednarczyk               Chairman of the Board and Director
- -----------------------------------
W. William Bednarczyk


/s/ Gordon H. Ritz, Sr.                Director
- -----------------------------------
Gordon H. Ritz, Sr.


/s/ Charles J. B. Mitchell, Jr.        Director
- -----------------------------------
Charles J. B. Mitchell, Jr.


/s/ William E. Bennett                 Director
- -----------------------------------
William E. Bennett

                           ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

ITEM NO.    ITEM                                    METHOD OF FILING
- --------    ----                                    ----------------

3.1         Restated Articles of Incorporation,
            as amended, of the Company ..........   Incorporated by reference to Exhibit 2C to the Company's Registration
                                                    Statement on Form S-1 (File No. 33-40571).

3.2         Bylaws of the Company ...............   Incorporated by reference to Exhibit 3B to the Company's Registration
                                                    Statement on Form S-18 (File No. 33-2448C).

4.1         Specimen form of the Company's
            Common Stock Certificate ............   Incorporated by reference to Exhibit 4B to the Company's Registration
                                                    Statement on Form S-1 (File No. 33-40571).

4.2         Restated Articles of Incorporation,
            as amended, of the Company ..........   See Exhibit 3.1.

4.3         Bylaws of the Company ...............   See Exhibit 3.2.

10.1        Employment Agreement between the
            Company and Clifford Meacham
            dated March 30, 1995  ...............   Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on
                                                    Form 10-KSB for the year ended June 30, 1995 (File No. 0-18880).

10.2        Supplemental Retirement Benefit
            Agreement between the Company and
            Clifford Meacham dated
            April 1, 1996  ......................   Filed herewith.

10.3        1994 Stock Option  ..................   Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
                                                    Form 10-KSB for the year ended June 30, 1995 (File No. 0-18880).

10.4        Form of Warrant dated
            November 5, 1993................  Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
                                              Form SB-2 (File No. 33-75092).

10.5        Form of Warrant dated
            September 30, 1995..............  Filed herewith.

10.6        Form of Investment Agreement,
            dated September 30, 1995........  Filed herewith.

10.7        Loan Agreement dated
            April 25, 1995 between the
            Company and Riverside Bank......  Incorporated by reference to Exhibit
                                              10.7 to the Company's Annual Report on
                                              Form 10-KSB for the year ended June 30,
                                              1995 (File No. 0-18880).

10.8        Amendment to Riverside Loan
            Agreement, dated
            October 25, 1995................  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                                              10-QSB for the quarter ended December 31,
                                              1995 (File No. 0-18880).

10.9        Lease Agreement dated
            December 29, 1987 between Paul
            and Lillian P. Strom and the
            Company.........................  Incorporated by reference to Exhibit 10G to the Company's Registration Statement on
                                              Form S-18 (File No. 33-2448C).
10.10       Settlement Agreement between
            the Company and Interactive
            Technologies, Inc. .............  Incorporated by reference to Exhibit
                                              10.12 to the Company's Registration
                                              Statement on Form SB-2 (File No. 33-
                                              75092).
13.1        1996 Annual Report to
            Shareholders....................  Filed herewith.

23.1        Consent of Independent
            Accountants.....................  Filed herewith.

27.1        Financial Data Schedule.........  Filed herewith.