Form 10QSB
period 1996-09-30
ATRIX INTERNATIONAL INC
filed 1996-11-13
CIK 831532

                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the period ended September 30, 1996.

     or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the transition period from _______________ to _______________

Commission File Number: 0-18880

                           ATRIX INTERNATIONAL, INC.
                           -------------------------
             (Exact Name of registrant as specified in its charter)

          Minnesota                                     41-1591075
          ---------                                     ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                  55306
---------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

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

As of September 30, 1996 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of September 30, 1996 and June 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995, and the cash flows for the three months ended September 30, 1996 and 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Sales for the first quarter ended September 30, 1996 totaled $1,431,168 compared with $1,468,433 for the same period a year ago. However, last years first quarter results included a nonrecurring R3 inventory stocking shipment of approximately $100,000. Exclusive of that order, sales for the quarter increased 4.6% over the previous year. Overall, distribution sales were lower than last years, but were nearly offset by increases in sales of the Company's new special (Omega Vacuum) product line.

The following table shows the Company's revenues for the quarter by product line, total manufactured products and total distributed products.

                                      Three Months Ended
                                        September 30,
                                       1996        1995
                                    ----------------------
Product Line

Vacuums and Supplies                $  396,556  $  260,496
ESD Equipment                           70,922      67,630
Circuit Board Cases                      2,351      30,188
Special Assemblies                      48,551      44,689
                                    ----------  ----------
        Total Manufacturing            518,380     403,003

Loose Tools                            530,924     624,484
Tool Kits                              103,977      94,225
Instrumentation                        151,878     202,242
                                    ----------  ----------
        Total Distribution             786,779     920,951

R3 Copy Control Products               116,009     138,081
Royalty Revenue                              0       6,398
MM1                                     10,000           0
                                    ----------  ----------
        Total Revenue               $1,431,168  $1,468,433

Manufacturing sales for the three months ended September 30, 1996 were $518,380 as compared to $403,003 for the same period in 1995. The primary reason for the increase was revenues of $83,379 from shipments of the Porous Media Ulti Vac line acquired in November 1995.

Distribution sales for the three months ended September 30, 1996 were $786,779 as compared to $920,951 for the same period in 1995. This decrease is due to a reduction in sales of both loose tools and instrumentation devices.

R3 Copy Control product sales for the three months ended September 30, 1996 were $116,009 as compared to $138,081 for the same period in 1995. The reason for the decrease is that last years first quarter included a nonrecurring R3 inventory stocking shipment of approximately $100,000 that was not replicated this year. Without that shipment, last years R3 sales would have totaled $38,081.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. The release of the new Omega Vacuum in June of 1996, received a very positive response from distributors and customers at the Business and Technology Show in Las Vegas. Atrix experienced a 21% increase in new incoming orders during the first quarter of fiscal 1997, compared to the same period a year ago. The Company's sales force has grown over 20% from last year, and a national sales manager with over a decade of sales experience in the copy machine industry joined Atrix in June of 1996.

The Company also announced a new product introduction at it's annual shareholder meeting on October 22, 1996. The M1 system is a new remote metering and monitoring system for the injection molding industry. It is being developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for complete plant monitoring, metering, reporting and scheduling capabilities. The Company plans to begin field testing the product in December, 1996. The Company believes that M1's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics market.

With the new product introductions, lower operating expenses, the increase in sales personnel and the acceptance of the Porous Media products, the Company believes that sales will increase and profits could double in fiscal 1997 from fiscal 1996. The Company notes that the above and other forward looking statements are subject to change based on various important factors including but not limited to economic downturns, competitive actions, disruption in shipments, loss of major customer (s) or other unforeseen actions.

GROSS PROFIT

The gross profit margin as a percentage of sales was 31.0% and 30.0% for the three month periods ended September 30, 1996, and 1995, respectively. The increase in gross profit margin is due mainly to a shift in product mix from distribution products which carry a gross margin of approximately 27% to the higher margin vacuums which carry a gross margin of approximately 39%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1996 and 1995 increased to $406,650 from $389,333 or $17,317.

Total selling expenses for the quarter ended September 30, 1996 were $143,568 as compared to $147,253 for the same period in 1995. The primary reason for the decrease of $3,685 is due to sales, salaries and commissions running less than last year as the Company filled open sales positions.

Total general and administrative expenses for the quarter ended September 30, 1996 were $262,082 compared to $242,080 for the same period in 1995. The increase of $20,002 can be attributed to primarily higher salary, pension, and benefits expenses, which were offset in part by lower research and development expenses as development of the R3 Copy Control product was completed.

Selling, general and administrative expenses represented 28.4% and 26.5% of sales for the quarters ending September 30, 1996 and 1995 respectively. The Company expects its selling, general and administrative expenses to be lower as a percentage of sales for the remainder of fiscal 1997.

NET INCOME

Net income for the quarter ended September 30, 1996 decreased to $39,703 from $50,158 for the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, restricted cash and marketable securities at September 30, 1996 was $1,373,378 compared to $1,485,163 at June 30, 1996. Working capital increased to $1,685,136 at September 30, 1996 from $1,648,615 at June 30, 1996.
The decrease in the Company's cash, and increase in working capital position, were due primarily to reducing accounts payable to lower than normal levels.

The Company maintains a line of credit with Riverside Bank. As of September 30, 1996, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,500,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of September 30, 1996, the outstanding balance on the line of credit was $921,299 and the remaining borrowing availability was $60,745.

The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1997 with working capital and bank borrowings. The Company expects to generate cash from operations for the remainder of fiscal 1997 by continued increases in sales, gross margin improvement and controlled operating expenses.

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

ASSETS                                                      September 30, 1996   June 30, 1996
                                                            ------------------   -------------
Current Assets:                                                 (unaudited)
Cash                                                           $   526,317      $   541,515

Restricted cash                                                    250,000          250,000

Marketable securities, at cost                                     597,061          693,648

Accounts receivable less allowance for doubtful accounts
   ($17,000 and $17,000, respectively)                             811,112          757,650

Inventories                                                        901,041          994,858

Prepaid Expenses                                                    72,785           76,489
                                                               -----------      -----------

   Total Current Assets                                          3,158,316        3,314,160
                                                               -----------      -----------

Property and equipment, net                                        472,152          492,096

Intangible assets, net                                              80,058           82,345

Capitalized software development costs, net                        218,500          207,358
                                                               -----------      -----------

   TOTAL ASSETS                                                $ 3,929,026      $ 4,095,959
                                                               ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                            $   446,277      $   595,388
   Notes payable - bank                                            921,299          941,299
   Current maturities of long-term debt                             68,894           76,553
   Accrued liabilities                                              36,710           52,305
                                                               -----------      -----------

Total current liabilities                                        1,473,180        1,665,545

   Notes payable - long term                                       148,336          162,607
                                                               -----------      -----------

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.01 par value,
   50,000,000 shares authorized, 5,653,644
   and 5,201,978 respectively shares
   issued and outstanding                                           56,536           56,536

Capital in excess of par value                                   3,276,969        3,276,969

Accumulated deficit                                             (1,025,995)      (1,065,698)
                                                               -----------      -----------

Total shareholders' equity                                       2,307,510        2,267,807
                                                               -----------      -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 3,929,026      $ 4,095,959
                                                               ===========      ===========

See accompanying notes to financial statements.

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                         September 30,
                                                      1996           1995
                                                      ----           ----
Product Revenue                                    $1,431,168     $1,462,035

Royalty Revenue                                             0          6,398
                                                   ----------     ----------
Net Revenue                                         1,431,168      1,468,433

Cost of Sales                                         987,952      1,029,009
                                                   ----------     ----------

Gross Profit                                          443,216        439,424

Selling, general and
  administrative expenses                             406,650        389,333
                                                   ----------     ----------

Income from operations                                 36,566         50,091

Other Income/expense, net                                                  0

Interest Income(expense) net                            3,137         (1,315)

Net Income before
  income taxes                                         39,703         48,776

Income tax expense/benefit                                             1,382
                                                   ----------     ----------

Net Income                                         $   39,703     $   50,158
                                                   ==========     ==========

Net income per share                                     $.01           $.01

Weighted average number
   of common stock equivalents                      5,653,644      5,206,888

See accompanying notes to financial statements.

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                            Three Months Ended
                                                               September 30,
Cash Flows from operating activities:                        1996        1995
                                                             ----        ----
Net income                                                $  39,703   $  50,158

Adjustments to reconcile net income to net

   Cash provided (used) by operating activities:

   Depreciation and amortization                             63,823      48,796

Change in current assets and liabilities:

   Accounts receivable                                      (55,373)   (130,559)

   Inventories                                               95,727      23,971

   Prepaid expenses                                           3,705     (76,668)

   Accounts payable                                        (149,110)   (126,819)

   Accrued liabilities                                      (42,247)    (17,290)
                                                          ---------   ---------
Net cash provided (used) by operating activities            (43,772)   (228,411)

Cash flow from investing activities:

   Purchase of equipment, leasehold

   improvements and other assets, net                       (17,289)    (12,834)

   Acquisition net of liabilities assumed                                     0

   Capitalized software development costs                   (35,445)          0

   (Purchases) sales of marketable securities, net           96,587     (17,120)

   Additions intangible assets                                             (380)
                                                          ---------   ---------
   Net cash provided (used) by investing activities          43,853     (30,334)

Cash flow from financing activities:

   Proceeds (repayments) from notes payable - bank net                  182,500

   Repayments of notes payable - Porous Media               (14,272)          0

   Restricted cash                                                            0

   Repayments of capital lease obligations                   (1,007)     (1,366)

   Proceeds from exercise of common stock warrants                      308,750
                                                          ---------   ---------

Net cash (used) provided by financing activities            (15,279)    489,884

Net increase (decrease) in cash
   and cash equivalents                                     (15,198)    231,139

Cash - beginning of the period                              541,515      72,412
                                                          ---------   ---------
Cash - end of the period                                  $ 526,317   $ 303,551
                                                          =========   =========

See accompanying notes to financial statements.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which are unaudited except for the balance sheet as of June 30, 1996, have been prepared in accordance with instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

NOTE 3.  INVENTORIES

Inventories are comprised of the following at:

                                 September 30, 1996        June 30, 1996
                                 ---------------------------------------
       Raw Materials                  $428,023               $448,291

       Finished goods                  473,018                546,567
                                      --------               --------

       Total                          $901,041               $994,858


NOTE 4.  SALE OF COMMON STOCK

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

NOTE 5.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,287,807 and $83,688, respectively, on June 30, 1996. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at September 30, 1996 and June 30, 1996 as their realization is not presently assured.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD

The composition of the net deferred tax are as follows:

                                   June 30, 1996   September 30, 1996
                                   ----------------------------------
     Loss Carryforwards               $ 564,060        $ 546,670

     Research & Development

     Credits                             83,688           83,688

     Inventory                           17,163           17,163

     Bad Debts                            7,045            7,045

     Fixed Assets                        73,557           77,387

     Amortization                      (133,050)        (144,653)

     Other                                    0                0
                                      ---------        ---------
                                        612,463          587,300

     Less:  Valuation Allowance        (612,463)        (587,300)
                                      $       0        $       0
                                      =========        =========


                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date:  November 11, 1996            /s/ Steven D. Riedel
                                    -----------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive and Financial Officer)


                                    /s/ Dean L. Gerber
                                    -----------------------------------------
                                    Dean L. Gerber
                                    Controller (Principal Accounting Officer)

                           ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996



ITEM NO.             ITEM             METHOD OF FILING
--------             ----             ----------------

  27        Financial data schedule    Filed herewith