Form 10QSB
period 1996-12-31
ATRIX INTERNATIONAL INC
filed 1997-02-12
CIK 831532

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

For the period ended December 31, 1996.

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to _______________

Commission File Number: 0-18880

                           ATRIX INTERNATIONAL, INC.
                           ________________________
             (Exact Name of registrant as specified in its charter)

          Minnesota                                   41-1591075
(State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)


14301 Ewing Avenue South, Burnsville, MN                            55306
__________________________________________________________________________
 (Address of Principal Executive Offices)                        (Zip Code)

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

                    Yes   X              No ____


As of December 31, 1996 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of December 31, 1996 and June 30, 1996, the results of operations for the three and six months ended December 31, 1996 and 1995, and the cash flows for the six months ended December 31, 1996 and 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Sales for the second quarter ended December 31, 1996 totaled $1,397,075 compared with $1,476,447 for the same period a year ago. Sales for the six months ended December 31, 1996 totaled $2,828,243 compared to $2,944,880 for the same period last year.

The following table shows the Company's revenues for the quarter by product line, total manufactured products and total distributed products.

                              Three Months Ended       Six Months Ended
                                 December 31,            December 31,
                               1996        1995        1996        1995
                            ----------------------  ----------------------
Product Line

Vacuums and Supplies        $  463,877  $  469,827  $  860,433  $  730,323
ESD Equipment                   53,034      60,734     123,956     128,363
Circuit Board Cases             16,741       6,648      19,092      36,836
Special Assemblies              21,951      46,234      70,502      90,923
                            ----------  ----------  ----------  ----------
    Total Manufacturing        555,603     583,443   1,073,983     986,445

Loose Tools                    525,081     513,255   1,056,005   1,137,740
Tool Kits                       37,755      86,111     141,732     180,336
Instrumentation                185,382     177,639     337,260     379,881
                            ----------  ----------  ----------  ----------
    Total Distribution         748,218     777,005   1,534,997   1,697,957

R3 Copy Control Products        93,254     115,974     209,263     254,055
Royalty Revenue                      0          25           0       6,423
MM1                                  0           0      10,000           0
                            ----------  ----------  ----------  ----------
    Total Revenue           $1,397,075  $1,476,447  $2,828,243  $2,944,880

Manufacturing sales for the three months ended December 31, 1996 were $555,603 as compared to $583,443 for the same period in 1995. For the six months ended December 31, 1996, manufacturing sales were $1,073,983 as compared to $986,445 for the same period last year. The primary reason for the increase in revenues for the six month period was strong acceptance of the Omega vacuum line and continued revenues from the Porous Media acquisition of November, 1995. Increases in these areas more than offset decreases in circuit board cases and special assemblies.

Distribution sales for the three months ended December 31, 1996 were $748,218 as compared to $777,005 for the same period in 1995. For the six months ended December 31, 1996, distribution sales were $1,534,997, compared to $1,697,957 for the same period in the prior year. The decrease for the six month period was primarily due to a reduction in sales of both loose tools and instrumentation devices, and was expected with the breakup of AT&T, a major tool customer. The decrease also reflects the Company's decision to de-emphasize sales of tool products and focus its efforts on the more profitable lines of vacuum products and Copy Control products.

               Form 10-Q December 31, 1996                      Page 2

R3 Copy Control product sales for the three months ended December 31, 1996 were $93,254 as compared to $115,974 for the same period in 1995. For the six months ended December 31, 1996, R3 Copy Control product sales were $209,263 as compared to $254,055 for the same period in the prior year. The reason for the decrease is that last years first quarter included a nonrecurring R3 inventory stocking shipment of approximately $100,000 that did not recur in fiscal 1997.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. The release of the new Omega Vacuum in June of 1996, received a very positive response from distributors and customers at the Business and Technology Show in Las Vegas. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with five distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company also expects to see an increase in R3 Copy Control devices over the next six months. The Company has also announced the introduction of its M1 system, which is a new remote metering and monitoring system for the injection molding industry. It is being developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company plans to begin field testing the product in February, 1997. The Company believes that M1's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. Sales and net income for the first six months were affected by the Company's ongoing plans to emphasize sales of vacuums for toner, asbestos and lead abatement. In addition, the Company continues to emphasize sales of R3 Copy Control systems hardware and software products. With the new product introductions, lower operating expenses, the increase in distributor agreements and the acceptance of the Porous Media products, the Company believes that sales will increase in the remainder of fiscal 1997. The Company notes that except for historical financial statements, the above and other forward looking statements are subject to certain risks including market acceptance of the Company's new products, changes in production costs, loss of a major customer, an economic downturn, an unplanned expense, or other events.

GROSS PROFIT

The gross profit margin as a percentage of sales was 29.3% and 30.4% for the three month periods ended December 31, 1996, and 1995, respectively. For the six month period ended December 31, 1996, the gross profit margin was 30.1% versus 30.2% for the one year ago. The decrease in gross profit margin is due mainly to lower gross margins in distribution sales, resulting from the AT&T breakup. As a result of the AT&T breakup, the Company has had to sell tools to Avnet for resale to AT&T, at a lower gross margin. Also, R3 sales are down from a year ago which carry a gross margin of approximately 49%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 1996 and 1995 decreased to $398,223 from $400,272 or $2,049. Total selling expenses for the quarter ended December 31, 1996 were $134,840 as compared to $140,235 for the same period in 1995. Due to the strong acceptance of the Omega vacuum product line, the Company decided in September 1996, to market the vacuum through distribution channels rather than directly to the end user. As a result, the Company expects selling expenses to be less in future periods, due to reduced requirements in sales manpower, travel and advertising related items. The primary reason for the decrease of $5,395 in selling expenses is due to a reduction in catalog and advertising expenses. Total general and administrative expenses for the quarter ended December 31, 1996 were $263,383 compared to $260,037 for the same period in 1995. The increase of $3,346 can be attributed to primarily higher salary, pension, and benefits expenses, which were offset in part by lower research and development expenses as development of the R3 Copy Control product was completed. Selling, general and administrative expenses represented 28.5% and 27.1% of sales for the quarters ending December 31, 1996 and 1995 respectively.

Selling, general and administrative expenses for the six months ended December 31, 1996 increased to $804,873 from $789,605 in the same period of 1995, or $15,268. Total selling expenses for the six months

                Form 10-Q December 31, 1996                     Page 3
ended December 31, 1996 were $278,408, compared to $287,487 for the same period in 1995. Reductions in catalog and advertising expenses were the primary reasons for the decrease of $9,079. Total general and administrative expenses for the six months ended December 31, 1996 increased to $526,465, compared to $502,118 or $24,347 for the same period in 1995. The increase can be attributed primarily to higher salary, pension and benefits expenses. Selling, general and administrative expenses represented 28.5% and 26.8% of sales for the six months ending December 31, 1996 and 1995, respectively. The Company expects its selling, general and administrative expenses to be lower as a percentage of sales for the remainder of fiscal 1997.

NET INCOME

Net income for the quarter ended December 31, 1996 decreased to $14,619 from $50,295 for the quarter ended December 31, 1996. Net income for the six months ended December 31, 1996 was $54,322, compared to $100,453 for the same period in 1995. The decreases were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, restricted cash and marketable securities at December 31, 1996 was $1,417,103 compared to $1,485,163 at June 30, 1996. Working capital increased to $1,710,103 at December 31, 1996 from $1,648,615 at June 30, 1996.
The decrease in the Company's cash, and increase in working capital position, were due primarily to reducing accounts payable to lower than normal levels.

The Company maintains a line of credit with Riverside Bank. As of December 31, 1996, the borrowing base under the line of credit was the lesser of $1,250,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,700,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of December 31, 1996, the outstanding balance on the line of credit was $900,000 and the remaining borrowing availability was $81,787.

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

                 Form 10-Q December 31, 1996                    Page 4

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

ASSETS                                                      December 31, 1996   June 30, 1996
                                                            ------------------  --------------
Current Assets:                                                (unaudited)
Cash                                                              $   664,637     $   541,515
Restricted cash                                                       250,000         250,000
Marketable securities, at cost                                        502,466         693,648
Accounts receivable less allowance
  for doubtful accounts ($17,000 and
  $17,000, respectively)                                              768,918         757,650
Inventories                                                           920,242         994,858
Prepaid Expenses                                                       83,009          76,489
                                                                  -----------     -----------
   Total Current Assets                                             3,189,272       3,314,160
                                                                  -----------     -----------
Property and equipment, net                                           439,624         492,096
Intangible assets, net                                                 79,570          82,345
Capitalized software development costs, net                           227,180         207,358
                                                                  -----------     -----------
   TOTAL ASSETS                                                   $ 3,935,646     $ 4,095,959
                                                                  ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                                $   479,231     $   595,388
  Notes payable - bank                                                900,000         941,299
  Current maturities of long-term debt                                 70,107          76,553
  Accrued liabilities                                                  29,831          52,305
                                                                  -----------     -----------
Total current liabilities                                           1,479,169       1,665,545
  Notes payable - long term                                           134,348         162,607
                                                                  -----------     -----------

Shareholders' Equity:

Preferred stock, $.01 par value
  3,000,000 shares authorized,
  no shares issued

Common stock, $.01 par value,
  50,000,000 shares authorized, 5,653,644
  shares issued and outstanding                                        56,536          56,536
Capital in excess of par value                                      3,276,969       3,276,969
Accumulated deficit                                                (1,011,376)     (1,065,698)
                                                                  -----------      ----------
Total shareholders' equity                                          2,322,129       2,267,807
                                                                  -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,935,646     $ 4,095,959
                                                                  ===========     ===========

See accompanying notes to financial statements.


                 Form 10-Q December 31, 1996                    Page 5

                           ATRIX INTERNATIONAL, INC.

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                     Three Months Ended       Six Months Ended
                                                        December 31,            December 31,
                                                      1996        1995        1996        1995
                                                   ----------  ----------  ----------  ----------

Product Revenue                                    $1,397,075  $1,476,422  $2,828,243  $2,938,457
Royalty Revenue                                                        25                   6,423
                                                   ----------  ----------  ----------  ----------
Net Revenue                                         1,397,075   1,476,447   2,828,243   2,944,880
Cost of Sales                                         987,921   1,027,971   1,975,873   2,056,980
                                                   ----------  ----------  ----------  ----------
Gross Profit                                          409,154     448,476     852,370     887,900
Selling, general and
  administrative expenses                             398,223     400,272     804,873     789,605
                                                   ----------  ----------  ----------  ----------
Income from operations                                 10,931      48,204      47,497      98,295
Other Income/expense, net                                   0           0           0           0
Interest Income(expense) net                            2,907       2,091       6,044         776
                                                   ----------  ----------  ----------  ----------
Net Income before
  income taxes                                         13,838      50,295      53,541      99,071

Income tax expense/benefit                                781           0         781       1,382
                                                   ----------  ----------  ----------  ----------
Net Income                                         $   14,619  $   50,295  $   54,322  $  100,453
                                                   ==========  ==========  ==========  ==========
Net income per share                                     $.00        $.01        $.01        $.02
Weighted average number
  of common stock equivalents                       5,653,644   5,653,644   5,653,644   5,430,266

See accompanying notes to financial statements.


                Form 10-Q December 31, 1996                     Page 6

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six Months Ended December 31,
Cash Flows from operating activities:                        1996          1995
                                                          ----------    ----------
Net income                                                $  54,322     $ 100,453
Adjustments to reconcile net income to net
  Cash provided (used) by operating activities:
  Depreciation and amortization                             106,781       100,822
Change in current assets and liabilities:
   Accounts receivable                                      (19,900)      (87,303)
   Inventories                                               83,247        18,902
   Prepaid expenses                                          (6,520)      (61,856)
   Accounts payable                                        (116,156)      (68,026)
   Accrued liabilities                                      (22,474)      (19,610)
                                                          ----------    ----------
Net cash provided (used) by operating activities             79,300       (16,618)

Cash flow from investing activities:
   Purchase of equipment, leasehold
   Improvements and other assets, net                       (22,900)      (16,516)
   Purchase of product line                                       0       (50,000)
(Purchases) sales of marketable securities, net             186,950      (182,686)
   Additions intangible assets                              (48,456)      (14,850)
                                                          ----------    ----------
   Net cash provided (used) by investing activities         115,594      (264,052)
Cash flow from financing activities:
   Proceeds (repayments) from notes payable - bank net      (41,299)       90,900
   Repayments of notes payable - Porous Media               (33,385)      (14,434)
   Restricted cash                                                0       150,000
   Repayments of capital lease obligations                   (1,320)       (1,027)
   Proceeds from exercise of common stock warrants                0       323,750
                                                          ---------     ---------
Net cash (used) provided by financing activities            (76,004)      549,189
Net increase (decrease) in cash                             123,122       268,519
Cash - beginning of the period                              541,515        77,145
                                                          ---------     ---------
Cash - end of the period                                  $ 664,637     $ 345,664
                                                          =========     =========

See accompanying notes to financial statements.

                  Form 10-Q December 31, 1996                   Page 7

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

NOTE 3.  INVENTORIES

Inventories are comprised of the following at:

                             December 31, 1996    June 30, 1996
                             ----------------------------------

       Raw Materials                    $424,194       $448,291

       Finished goods                    496,048        546,567
                                        --------       --------
       Total                            $920,242       $994,858

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


                  Form 10-Q December 31, 1996                   Page 8

NOTE 5.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,287,807 and $83,688, respectively, on June 30, 1996. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at December 31, 1996 and June 30, 1996 as their realization is not presently assured.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD

The composition of the net deferred tax are as follows:

                                   June 30, 1996   December 31, 1996
                                   ---------------------------------

     Loss Carryforwards                $ 564,060           $ 540,670
     Research & Development
     Credits                              83,688              83,688
     Inventory                            17,163              17,163
     Bad Debts                             7,045               7,045
     Fixed Assets                         73,557              80,317
     Amortization                       (133,050)           (153,601)
     Other                                     0                   0
                                       ---------           ---------
                                         612,463             575,282

     Less:  Valuation Allowance         (612,463)           (575,282)
                                       ---------           ---------
                                       $       0           $       0
                                       =========           =========


                    Form 10-Q December 31, 1996                 Page 9

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ATRIX INTERNATIONAL, INC.


                                         /s/ STEVEN D. RIEDEL
Date:  February 11,1997                  _______________________________
                                         Steven D. Riedel
                                         Chief Executive Officer
                                         (Principal Executive and
                                          Financial Officer)


                                         /s/ DEAN L. GERBER
                                         _______________________________
                                         Dean L. Gerber
                                         Controller (Principal Accounting
                                         Officer)


                    Form 10-Q December 31, 1996                 Page 10

               ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                        ON FORM 10-QSB
                        FOR THE QUARTER ENDED DECEMBER 31, 1996



ITEM NO.                ITEM                METHOD OF FILING
-------                 ----                ----------------

  27          Financial data schedule       Filed herewith




                    Form 10-Q December 31, 1996                 Page 11