Form 10QSB
period 1997-03-31
ATRIX INTERNATIONAL INC
filed 1997-05-02
CIK 831532

                                  Form 10-QSB

                  Quarterly Report Under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

                                 United States

                      Securities and Exchange Commission

                             Washington, DC 20549


                                  Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended March 31, 1997.

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

As of March 31, 1997 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

Item 1.  Financial Statements

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of March 31, 1997 and June 30, 1996, the results of operations for the three and nine months ended March 31, 1997 and 1996, and the cash flows for the nine months ended March 31, 1997 and 1996.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Net Sales. Sales for the third quarter ended March 31, 1997 totaled $1,560,315 compared with $1,610,685 for the same period a year ago. Sales for the nine months ended March 31, 1997 totaled $4,388,558 compared to $4,555,565 for the same period last year.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                              Three Months Ended      Nine Months Ended
                                   March 31,               March 31,
                               1997        1996        1997        1996
                            ----------------------  ----------------------
Product Line

Vacuums and Supplies        $  557,926  $  499,968  $1,418,360  $1,230,292
ESD Equipment                   31,416      42,564     155,372     170,928
Circuit Board Cases                929           0      20,022      36,836
Special Assemblies              36,552      68,063     107,053     158,986
                            ----------  ----------  ----------  ----------
Total Manufacturing            626,823     610,595   1,700,807   1,597,042

Loose Tools                    499,298     638,600   1,555,301   1,776,339
Tool Kits                       70,159     100,940     211,892     281,276
Instrumentation                244,811     203,046     582,071     582,927
                            ----------  ----------  ----------  ----------
Total Distribution             814,268     942,586   2,349,264   2,640,542

R3 Copy Control Products        76,797      57,487     286,060     311,542
Royalty Revenue                                 17                   6,439
M1                              42,427           0      52,427           0
                            ----------  ----------  ----------  ----------
Total Revenue               $1,560,315  $1,610,685  $4,388,558  $4,555,565

Manufacturing sales for the three months ended March 31, 1997 were $626,823 as compared to $610,595 for the same period in 1996. For the nine months ended March 31, 1997, manufacturing sales were $1,700,807 as compared to $1,597,042 for the same period last year. The primary reason for the increase in revenues for the three and nine month periods was strong acceptance of the Omega vacuum line and continued revenues from the Ulti Vac product line. Increases in these areas more than offset decreases in circuit board cases and special assemblies.

Distribution sales for the three months ended March 31, 1997 were $814,268 as compared to $942,586 for the same period in 1996. For the nine months ended March 31, 1997, distribution sales were $2,349,264 compared to $2,640,542 for the same period in the prior year. The decreases for the three and nine month periods were primarily due to a reduction in sales of both loose tools and tool kits, and was expected with the breakup of AT&T, a major tool customer. The decrease also reflects the Company's decision to de-emphasize sales of tool products and focus its efforts on the more profitable lines of vacuum products and Copy Control products.



                           Form 10-Q March 31, 1997

R3 Copy Control product sales for the three months ended March 31, 1997 were $76,797 as compared to $57,487 for the same period in 1996. For the nine months ended March 31, 1997, R3 Copy Control product sales were $286,060 as compared to $311,542 for the same period in the prior year. The reason for the decrease for the nine month period is that the first quarter of 1996 included a nonrecurring R3 inventory stocking shipment of approximately $100,000 that did not recur in fiscal 1997.

On March 18, 1997, the Company announced that they had received notification from the United States Patent and Trademark Office, that their Utility Patent for its Multipurpose Remote Office Machine Management System has been approved to issue. The Copy Management System is designed to interface with various office machines such as copiers, duplicators or facsimile devices for the remote reading and monitoring of usage and performance information. Data can be transmitted to a host personal computer via local area networks for consolidation of usage and maintenance reports. Additionally, the patent covers remote communication capabilities using standard shared telephone lines or radio transmission RF technology. Presently, Atrix has installed over 2,000 monitors within the copier industry and has numerous prospects that are evaluating their system.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will continue to improve. The Company released it's new Omega Vacuum in June of 1996, which received a very positive response from distributors and customers at the Business and Technology Show in Las Vegas in July of 1996 and in February of 1997. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with eight distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company also expects to see an increase in R3 Copy Control devices over the next three months. The Company has also announced the introduction of its M1 system, which is a new remote metering and monitoring system for the injection molding industry. It is being developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company began field testing the product in February, 1997. The Company believes that M1's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. With the new product introductions, lower operating expenses, the increase in distributor agreements and the acceptance of the Porous Media products, the Company believes that sales will increase in the remainder of fiscal 1997. The Company notes that except for historical financial statements, the above and other forward looking statements are subject to certain risks including market acceptance of the Company's new products, changes in production costs, loss of a major customer, an economic downturn, an unplanned expense, or other events.

Gross Profit

The gross profit margin as a percentage of sales was 30.9% and 28.3% for the three month periods ended March 31, 1997, and 1996, respectively. For the nine month period ended March 31, 1997 the gross profit margin was 30.4% versus 29.5% for the one year ago. The increase in gross profit margin is due mainly to the Company's product mix, moving away from the less profitable distribution sales and towards the more profitable vacuum and R3 Copy Control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 1997 and 1996 decreased to $414,763 from $422,317 for the same period in 1996, or $7,554. Total selling expenses for the quarter ended March 31, 1997 were $131,607 as compared to $142,039 for the same period in 1996. Due to the strong acceptance of the Omega vacuum product line, the Company decided in September 1996, to market the vacuum through distribution channels rather than directly to the end user. As a result, the Company expects selling expenses to remain at a comparable level in future periods, due to reduced requirements in sales personnel, travel and advertising related items. Total general and administrative expenses for the quarter ended March 31, 1997 were $283,156 compared to $280,278 for the same period


                           Form 10-Q March 31, 1997
in 1996. Selling, general and administrative expenses represented 26.6% and 26.2% of sales for the quarters ending March 31, 1997 and 1996, respectively.

Selling, general and administrative expenses for the nine months ended March 31, 1997 increased to $1,219,636 from $1,212,922 in the same period of 1996, or $7,714. Total selling expenses for the nine months ended March 31, 1997 were $410,015, compared to $429,527 for the same period in 1996. Reductions in catalog and advertising expenses were the primary reasons for the decrease of $19,512. Total general and administrative expenses for the nine months ended March 31, 1997 increased to $809,621, compared to $782,395 or $27,226 for the same period in 1996. The increase can be attributed primarily to higher salary, pension and benefits expenses. Selling, general and administrative expenses represented 27.8% and 26.6% of sales for the nine months ending March 31, 1997 and 1996, respectively. The Company expects its selling, general and administrative expenses to remain at a comparable level for the remainder of fiscal 1997.

Net Income

Net income for the quarter ended March 31, 1997 increased to $72,257 from $32,962 for the quarter ended March 31, 1996. Net income for the nine months ended March 31, 1997 was $126,579, compared to $133,415 for the same period in 1996. The changes were due to the factors discussed above.

Liquidity and Capital Resources

The Company's cash, restricted cash and marketable securities at March 31, 1997 was $1,557,669 compared to $1,485,163 at June 30, 1996. Working capital increased to $1,800,861 at March 31, 1997 from $1,648,615 at June 30, 1996. The increase in the Company's cash and working capital positions, was due primarily to ongoing operating activities.

The Company maintains a line of credit with Riverside Bank. As of March 31, 1997, the borrowing base under the line of credit was the lesser of (a) $1,250,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,700,000. The line of credit is secured by the Company's assets and by a $250,000 certificate of deposit. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of March 31, 1997, the outstanding balance on the line of credit was $900,000 and the remaining borrowing availability was $37,409.

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

                           Form 10-Q March 31, 1997

                           Atrix International, Inc.
                                 Balance Sheet

ASSETS                                                      March 31, 1997   June 30, 1996
                                                            --------------   -------------
Current Assets:                                               (unaudited)
Cash                                                          $  830,815       $  541,515
Restricted cash                                                  250,000          250,000
Marketable securities, at cost                                   476,854          693,648
Accounts receivable less allowance for doubtful accounts
 ($17,000 and $17,000, respectively)                             722,051          757,650
Inventories                                                      901,051          994,858
Prepaid Expenses                                                  66,443           76,489
                                                              ----------       ----------
 Total Current Assets                                          3,247,214        3,314,160
                                                              ----------       ----------
Property and equipment, net                                      402,686          492,096
Intangible assets, net                                            78,122           82,345
Capitalized software development costs, net                      234,559          207,358
                                                              ----------       ----------
 TOTAL ASSETS                                                 $3,962,581       $4,095,959
                                                              ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

 Accounts payable                                             $  437,522       $  595,388
 Notes payable - bank                                            900,000          941,299
 Current maturities of long-term debt                             66,755           76,553
 Accrued liabilities                                              42,076           52,305
                                                              ----------       ----------
Total current liabilities                                      1,446,353       $1,665,545
 Notes payable - long term                                       121,843          162,607
                                                              ----------       ----------

Shareholders' Equity:

Preferred stock, $.01 par value
 3,000,000 shares authorized,
 no shares issued

Common stock, $.01 par value,
 50,000,000 shares authorized, 5,653,644
 shares issued and outstanding                                    56,536           56,536
Capital in excess of par value                                 3,276,969        3,276,969
Accumulated deficit                                             (939,120)      (1,065,698)
                                                              ----------      -----------
Total shareholders' equity                                     2,394,385        2,267,807
                                                              ----------      -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $3,962,581      $ 4,095,959
                                                              ==========      ===========

See accompanying notes to financial statements.

                           Form 10-Q March 31, 1997

                           Atrix International, Inc.

                            Statement of Operations

                                  (unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                         March 31,                March 31,
                                                      1997        1996        1997         1996
                                                   ----------  ----------  ----------   ----------
Product Revenue                                    $1,560,315  $1,610,668  $4,388,558   $4,549,126
Royalty Revenue                                                        17                    6,439
                                                   ----------  ----------  ----------   ----------
Net Revenue                                         1,560,315   1,610,685   4,388,558    4,555,565
Cost of Sales                                       1,078,483   1,155,614   3,054,356    3,212,594
                                                   ----------  ----------  ----------   ----------
Gross Profit                                          481,832     455,071   1,334,202    1,342,971
Selling, general and
 administrative expenses                              414,763     422,317   1,219,636    1,211,922
                                                   ----------  ----------  ----------   ----------
Income from operations                                 67,069      32,754     114,566      131,049
Other Income (expense), net                               255                     255
Interest Income (expense) net                           5,196         208      11,240          984
                                                   ----------  ----------  ----------   ----------
Net Income before
 income taxes                                          72,520      32,962     126,061      132,033

Income tax expense (benefit)                              263                    (518)      (1,382)
                                                   ----------  ----------  ----------   ----------
Net Income                                         $   72,257  $   32,962  $  126,579   $  133,415
                                                   ==========  ==========  ==========   ==========

Net income per share                                     $.01        $.01        $.02         $.02
Weighted average number
 of common stock equivalents                        5,653,644   5,653,644   5,653,644    5,504,184

See accompanying notes to financial statements.

                           Form 10-Q March 31, 1997

                           Atrix International, Inc.
                            Statement of Cash Flows
                                  (unaudited)

                                                              Nine Months Ended March 31,
                                                               1997                1996
                                                               ----                ----
Cash flows from operating activities:
Net income                                                 $ 126,579            $ 133,415
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                              139,529              166,880
Change in current assets and liabilities:
    Accounts receivable                                       33,113              (98,756)
    Inventories                                               96,293              (50,753)
    Prepaid expenses                                          10,045              (42,966)
    Accounts payable                                        (157,865)             (29,812)
    Accrued liabilities                                      (10,230)             (40,101)
                                                           ---------            ---------
Net cash provided by operating activities                    237,464               37,907

Cash flows from investing activities:
  Purchase of equipment, leasehold
    improvements and other assets, net                       (17,369)             (39,818)
  Purchase of product line                                         0              (50,000)
  (Purchases) sales of marketable securities, net            216,794             (116,243)
  Additions intangible assets                                (55,729)             (18,068)
                                                           ---------            ---------
Net cash provided (used) by investing activities             143,696             (224,129)

Cash flows from financing activities:
  Proceeds (repayments) from notes payable - bank, net       (41,299)              89,310
  Repayments of notes payable - Porous Media                 (49,909)             (26,934)
  Restricted cash                                                  0              150,000
  Repayments of capital lease obligations                       (652)              (4,424)
  Proceeds from exercise of common stock warrants                  0              323,750
                                                           ---------            ---------
Net cash (used) provided by financing activities             (91,860)             531,702
Net increase in cash                                         289,300              345,480
Cash - beginning of the period                               541,515               77,145
                                                           ---------            ---------
Cash - end of the period                                   $ 830,815            $ 422,625
                                                           =========            =========

See accompanying notes to financial statements.

                           Form 10-Q March 31, 1997

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

Note 3.  Inventories

Inventories are comprised of the following at:

                                March 31, 1997        June 30, 1996
                                -----------------------------------
       Raw Materials               $357,947             $448,291
       Finished goods               543,104              546,567
                                   --------             --------
       Total                       $901,051             $994,858

Note 4.  Income Taxes

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,287,807 and $83,688, respectively, on June 30, 1996. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for the entire net tax benefit associated with all carryforwards and temporary differences at March 31, 1997 and June 30, 1996 as their realization is not presently assured.



                           Form 10-Q March 31, 1997

Inventory of Deferred Items and NOL Carryforward


The composition of the net deferred tax are as follows:

                                    June 30, 1996    March 31, 1997
                                    -------------------------------
     Loss Carryforwards                $ 564,060        $ 508,618
     Research & Development
     Credits                              83,688           83,688
     Inventory                            17,163           17,163
     Bad Debts                             7,045            7,045
     Fixed Assets                         73,557           83,697
     Amortization                       (133,050)        (163,876)
     Other                                     0                0
                                       ---------        ---------
                                         612,463          536,335

     Less: Valuation Allowance          (612,463)        (536,335)
                                       ---------        ---------
                                       $       0        $       0
                                       =========        =========


                           Form 10-Q March 31, 1997

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date: May 1, 1997                   /s/ Steven D. Riedel
                                    -------------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive and Financial Officer)


                                    /s/ Dean L. Gerber
                                    -------------------------------------------
                                    Dean L. Gerber
                                    Controller (Principal Accounting Officer)




                           Form 10-Q March 31, 1997

     ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-QSB
                     For the Quarter Ended March 31, 1997



Item No.                  Item                Method of Filing
--------                  ----                ----------------

27              Financial data schedule        Filed herewith





                           Form 10-Q March 31, 1997                      Page 11