Form 10KSB
period 1997-06-30
ATRIX INTERNATIONAL INC
filed 1997-09-26
CIK 831532

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         _____________________________

                                  FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
       For the fiscal year ended:               Commission file number:
             June 30, 1997                               0-18880
                         _____________________________

                           ATRIX INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)
               Minnesota                                41-1591075
      (State of Incorporation)            (I.R.S. Employer Identification No.)
      14301 Ewing Avenue South
          Burnsville, MN                                  55306
      (Address of principal                             (zip code)
        executive offices)

      Registrant's telephone number, including area code:  (612) 894-6154
                         _____________________________

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share
                         _____________________________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

  The Registrant's revenues for the fiscal year ended June 30, 1997 were $5,801,300.

  As of September 12, 1997, 5,653,644 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average closing bid and asked prices of the Common Stock at that date, as reported by NASDAQ), excluding shares owned beneficially by officers and directors, was approximately $2,826,822.

Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended June 30, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held October 21, 1997 (the "1997 Proxy Statement").

       This annual report on Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the Company's ability to substantially increase sales of its Copy Management products and its Omega vacuum, loss of, or significant reduction in, sales to a major customer, or other events.


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

  In April of 1994, Atrix completed a study of the remote metering market and decided to start an effort to develop products, based in its R3 technology, for the Copy Control market which the Company believes is generating approximately $40 million in sales annually. The Company negotiated a five year non-exclusive agreement with Pitney Bowes for its new copy management system which became active on September 30, 1994. Atrix filed a U.S. patent application covering certain aspects of the R3 Copy Control System in March of 1995 and was notified by the U.S. Patent and Trademark office in March of 1997 that its patent has been approved to issue. During fiscal 1996, the Company introduced two new software packages to enhance the sales and reporting capabilities for the Copy Control System. WinTrax - TR, a transactional based software system for the legal, public relations, and Copy Center markets was released in March of 1996. This was followed with the introduction of WinTrax - PNP, a notebook software package allowing the user to automatically retrieve, format, and report data from R3 Copy Control modules. Both of these packages have been field tested and are now available for commercial application.

  During fiscal 1997, the Company introduced the A-Trax Production Monitoring System, a new remote metering and monitoring product for the plastics molding industry. This product is a retro fit system permitting plastic plants to install units into existing molding machines. Up to 128 units can be networked together with the Company's unique A-Trax software package. The A-Trax software is a windows 95 based system, that is in real time communication with the remote M1 meters. It gathers information regarding production counts, pressure or temperature alarms, and start or stop times. From this information A-Trax generates real time reports for operation productivity, plant efficiency, and parts count. The system was developed with a development partner and has been operational for several months. Because it was developed from the R3 copy technology the Company believes it is very competitively priced and will provide a platform to expand into this estimated $40 million annual plastics monitoring market. The Company filed a U.S. patent application covering certain aspects of this system in April of 1997.

  The Company has developed and is currently manufacturing and marketing a line of field service vacuum cleaners for capturing toner from copy machines. Atrix currently has five models of vacuum cleaners which vary in size and capacity. All of the models are available with a rubber flex neck, crevice tool, detachable crevice tool brush and stretch hose, which are statically dissipative for maximum static protection. The Company also manufactures and markets a Universal Filter for toner vacuums that is compatible with 3M, Eltrex, and Ulti Vac vacuums. This unique product has better retention than the competitors products and is priced aggressively. The Company has been issued a design patent covering this filter by the U.S. Patent and Trademark Office.

  The Omega vacuum, a new low cost full size field service vacuum, was introduced in June of 1996. The Company believes that this new vacuum is the lowest price full sized field service vacuum available in the market. Additionally, the Omega vacuum offers finer filtration, and is quieter and more durable than competitive models.

  Since 1981, Atrix has distributed tools, custom tool kits and related products to field service technicians for servicing office machines, computers, and telecommunication products. The Company has developed what it believes to be a unique procedure for supplying customers with specialized tools by providing custom catalogs with competitive pricing for Fortune 2,000 Companies.

Product and Services
--------------------

  The Company's products and services consist of the following:

  -  R3 Copy Control System and Software

  -  A-Trax Production Monitoring System

  -  Vacuum Cleaners, Cleaning Equipment and Supplies

  -  Hand Tools and Custom Tool Kits

  -  Static Protection Products

  -  Instrumentation

  -  Specialty Tools

  R3 Copy Control System
  ----------------------

  The R3 Copy Control System is a modular device that is installed on a copy machine to remotely read, record and report a number of specific events and automatically transmit the data to a central computer over a standard telephone line. The copy control system is available in four configurations. Depending on the model, the copy control system can provide some or all of the following functions:

  - Meter reading for reporting the number of copies made for billing purposes, scheduling of preventative maintenance and/or measuring usage of supplies

  - Service enable/disable to permit an operator to remotely disable and enable the machine

  - Control the access and to account for copy usage by user, group and division

  Selected configurations communicate over existing telephone lines, without the need for a dedicated line, and multiple monitors may share the same telephone line. Also, the communication can be initiated by either the host computer or the monitor. The device consists of hardware, software and firmware including a complete set of scheduling and reporting software. The R3 Copy Control products are generally marketed in two formats: stand-alone and networked. The stand-alone version is more of a commodity product that lends itself to mass marketing. The networked version requires extensive marketing training. Both types are targeted towards facilities management companies and large copy equipment dealers.

  In April of 1994, Atrix completed a study of the remote metering market and decided to start an effort to develop products, based in its R3 technology, for the Copy Control market which the Company believes is generating approximately $40 million in sales annually. The Company negotiated a five year non-exclusive agreement with Pitney Bowes for its new copy management system which became active on September 30, 1994. Atrix filed a U.S. patent application covering certain aspects of the R3 Copy Control System in March of 1995 and was notified by the U.S. Patent and Trademark office in March of 1997, that its patent has been approved to issue.

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

  Copy Control products accounted for approximately 6% of net sales in both fiscal 1997 and 1996.

A-Trax Production Monitoring System
  -----------------------------------

  The A-Trax Production Monitoring System is a "real time" system designed for the plastics molding industry. It consists of a remote metering hardware module
(M1) that attaches directly to injection and/or blow molding machines. This meter monitors the machines to measure startup times, report units produced, and alerts the operator and/or production supervisor of quality problems associated with pressure or temperature deviations. These alarms are highlighted on the monitor at the molding machine and are also displayed on the screen of a personal computer that monitors the entire network of M1s. In addition, the operator can enter either the number of good or bad parts produced so the inventory is always current.

  The A-Trax software package can monitor up to 128 remote M1s in one facility. It is a Windows 95 application. The production supervisor can monitor the complete plant by viewing the PC monitor. Information regarding machine number, mold number, job status, units produced, alarm status, average cycle times, and operator efficiency is displayed. All of these fields are updated as new information is transmitted from the factory floor to the central personal computer utilizing the A-Trax software.

  Additionally, the A-Trax software package includes reporting modules that highlight unit and plant productivity reports. It uses full color "state of the art" graphics to display pressure and or temperature curves. These can be used to provide quality reports to customers of the molding company.

  Atrix believes that the A-Trax System will be competitively priced in this estimated $40 million annual market. The suggested retail price for an M1 is $1,495 and the A-Trax software sells for $7,500 per installation.

  Presently, the Company has one installation at a development partners facility in the Minneapolis area. Over 30 M1 are networked together and communicating with one central personal computer. Additionally two units have been sent to a software house for evaluation and another installation is planned for the November 1997 timeframe.

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

  In March of 1996 Atrix begun developing a new vacuum based on the experience it gained from the Porous Media acquisition in November 1995. The new vacuum line -The Omega Series- combines the best features of the Atrix AAA vacuum, the Porous Media vacuum, and other vacuums being marketed. The Company believes that the Omega vacuum is the most efficient, safest, and quietest vacuum available within its price range. Additionally the Company has added features that position the new Omega series to be sold into the asbestos and lead abatement markets as well as the industrial vacuum markets.

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

  Vacuums, cleaning equipment and supplies accounted for approximately 34% and 29%, respectively, of net sales in fiscal 1997 and 1996.

  Hand Tools and Custom Tool Kits
  -------------------------------

  The Company distributes hand tools and assembles and distributes customized hand tool kits to businesses engaged in servicing office and telecommunication equipment. These tools are generally manufactured by a third party and include such tools as screwdrivers, pliers, wire strippers, wrenches, files, chisels, crimpers, gauges, hammers, knives and ratchets. Customers that purchased more than $50,000 of products in fiscal 1997 include AT&T, Avnet Industrial, Unisys, OCE Office Systems, Sears, Hewlett Packard, Longs Ltd., Ames Supply, and Kodak. Sales to these customers currently comprise approximately 70% to 80% of the Company's sales of tools and tool kits. For many of these customers, servicing of their products has become and is an important part of their revenues.

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

  As a result of the AT&T breakup, Lucent Technologies awarded Avnet Industrial a contract for the purchase of field service tools. Shortly thereafter, Atrix negotiated a three year subagreement with Avnet to provide the tools previously supplied by Atrix directly to AT&T. While Atrix intends to supply tools throughout the three year period, sales will be at a lower margin, and Atrix expects the volume to decline. Prior to Avnet being awarded the supply contract by Lucent Technologies, sales to AT&T had accounted for approximately 23% of the Company's total revenues. Consequently, the Company is focusing it's sales efforts on the more profitable vacuum and Copy Control products.

  The Company has developed a specialized tool support system for Unisys. Atrix provides storage for the tools to be purchased by Unisys on a consignment basis and provides detailed reporting, including product description, unit quantity, unit cost and total cost.

  Tools and tool kit revenues accounted for approximately 38% and 44%, respectively, of net sales in fiscal 1997 and 1996.

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

  Static protection products accounted for approximately 4% of net sales in both fiscal 1997 and 1996. Sales of static protection products have increased recently as the computer industry has improved and manufacturers seek to comply with ISO 9000 standards.

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

Instrumentation accounted for approximately 14% and 12%, respectively, of net sales in fiscal 1997 and 1996.

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

  The Company's gross margins on specialty tools range from 40% to 60%. Specialty tools accounted for approximately 3% of net sales in both fiscal 1997 and 1996.

Markets
-------

  The Company believes there is a developing market in several industries for the technology used in the new R3 Copy Control System. Initially, Atrix has focused on the copy machine market. In July of 1995, the Company introduced a new version of the R3 Copy Control System at the NOMDA show in Las Vegas. This new product features the ability to accumulate date stamped transactions for detailed billing and accounting. It is estimated that over $40 million of copy control products are shipped annually, and Atrix began shipping product into this market in March of 1995.

  Based on the number of field service technicians and an assumed usage rate of vacuum cleaners, Atrix estimates the world-wide market for vacuum cleaners and filters used in the maintenance of office equipment to be approximately $15 - $20 million annually.

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

Sales and Marketing
-------------------

  The Company's customers include manufacturers, dealers and purchasers of office equipment. The Company maintains active personal contact with its current customers, as well as prospective customers, by telephone, through personal visits and at trade shows. Atrix also occasionally places advertisements in trade journals, such as Field Service Manager and Business Technology Association. Atrix also sells certain of its products through major office supply catalogs; currently products are sold through seven domestic catalogs and four European catalogs. The Company's sales strategy is to persuade potential customers that the Company's products and services will benefit the customer's present method of doing business, and that the Company's products and services have significant advantages over the products and services of competitors.

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

  Atrix currently employs eight people in sales and marketing positions. Seven are located in the Minneapolis area and one is in another location. Six of the eight are outside salespeople who are responsible for calling directly on larger customers to stimulate business using outside catalogs. Atrix has also appointed five U.S. distributors and three international distributors for distribution of the Omega vacuum for maintenance of office equipment and eight distributors for distribution of the Omega vacuum for the asbestos and lead abatement industry.

  In Europe, sales are made through eight independent European distributors and two sales representatives in Germany. Atrix has also appointed nonexclusive distributors covering Australia, Canada Korea and South America. Atrix had foreign sales of approximately $757,000 (approximately 13% of net sales) and approximately $829,000 (approximately 14% of net sales) respectively, in fiscal 1997 and 1996. Since May 1994, the Company's vacuums have been carried in one of Europe's largest office equipment catalogs, INMAC. The Company anticipates that foreign sales will continue to be a significant part of its business.

Major Customers and Distributors
--------------------------------

  In fiscal 1997, the Company had one customer that accounted for 23% of total sales. The loss of this customer could have a material adverse effect on the Company. Important customers and distributors include: Ames Supply, Aramsco, Pitney Bowes, Hewlett Packard, Ikon, Inmac Corporation, Ipco, Leco, Katun Corporation, McMaster Carr, OCE, Sears, Avnet Industrial, Unisys Corporation, AT&T, Unisys Company, Longs International and Xerox.

  The Company generally conducts business with its customers with letter agreements, contracts and/or purchase orders.

Competition
-----------

  While the patent has been approved for the new R3 Copy Management System, it faces substantial competition in this area of its business from companies seeking to provide automated billing and tracking of office machine usage using other technologies.

  At the present time, there are a few other U.S. companies which sell vacuum cleaners for use in the maintenance of office equipment and other products, including 3M Corporation and Eltrex Corporation. The Company's AAA and Omega model compete directly with a product manufactured by 3M Corporation. In the European market, Convac is the Company's most significant competitor.

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

Research and Development
------------------------

  The Company's research and development activities are generally focused in two areas: designing specialty tools and cleaning equipment in response to specific customers or industry needs, and the design and development of software and hardware to further the acceptance of the R3 Copy Management System. The demand for these products continue to grow for the following reasons:

  - Existing electronic equipment generates demand for new servicing tools and equipment due to cost containment pressures.

  - New products and technology for the office environment, such as laser printers, fax machines, and multi-purpose copiers, printers, fax machine create a demand for new servicing and reporting technology.

  Atrix has developed several new products, including:

  - The Universal toner filter that can be used in 3M, Eltrex, Ulti Vac and Atrix AAA Vacuums.

  -  The Omega vacuum cleaner introduced in June of 1996.

  -  The copy management system packages WinTrax - TR and WinTrax - PNP.

  -  The new A-Trax Production Monitoring System for the plastics industry.

  The Company believes that its ability to develop specialty products for its customers and to develop its own products is important to the success of its business operations. However, there can be no assurance that the Company will be able to continue to develop such products, or that such products will achieve any degree of market acceptance.

Patents and Proprietary Protection
----------------------------------

  The Company has been issued a U.S. design patent relating to certain features of its universal vacuum filter product. In addition, in March 1997, the Company was notified by the U.S. Patent and Trademark office that a utility patent covering certain aspects of the Company's R3 Copy Control System has been approved to issue. In May 1997, the Company applied for a U.S. patent covering certain aspects of its new A-Trax Production Monitoring System. There can be no assurance, however, that any patents will issue on patent applications or that any patents granted will be valid or otherwise of value to the Company. The Company currently relies on trade secret law to protect its rights to proprietary information. No assurance can be given, however, that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of valid patent or trade secret protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while the Company believes that is has all rights necessary to manufacture and sell its products without infringement of patents or other rights held by others, the Company has not conducted a formal infringement search and there can be no assurance that such conflicting rights do not exist.

Suppliers
---------

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

Employees
---------

  As of June 30, 1997, the Company had 28 full-time employees, 4 in management, 6 in administration, 2 in research and development, 8 in sales and marketing and 8 in manufacturing and warehouse. In addition, the Company had 9 part-time employees, 2 in sales and 7 in manufacturing and warehouse. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities
----------

  The Company's facilities are located at 14301 Ewing Avenue South, Burnsville, Minnesota 55306, and consist of approximately 37,500 square feet of office, manufacturing and warehouse space. The Company leases this space pursuant to a lease which provides for rent of approximately $16,616 per month (including operating expenses and real estate taxes). The lease expires in 1998, and the Company has an option to renew the lease for one additional five year period at an increased rental rate. The Company anticipates that it will be able to find suitable space at another location on satisfactory terms if it chooses not to renew the lease.

ITEM 3.  LEGAL PROCEEDINGS

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers and their ages along with the offices held as of September 15, 1996, are as follows:

NAMES OF NOMINEES              AGE  POSITION
-----------------              ---  --------

Steven D. Riedel                54  President, Chief Executive Officer,
                                    Chief Financial Officer and Director

Clifford B. Meacham             63  Vice Chairman of the Board of Directors

Dean L. Gerber                  41  Vice President and Chief Financial Officer

     STEVEN D. RIEDEL joined Atrix as President on December 8, 1992. He became Chief Executive Officer and was appointed to the Board of Directors in May of 1993. He also was appointed Chief Financial Officer from November 1993 to August 1997. Prior to joining Atrix, he was President and Chief Executive Office of EnerconData. Mr. Riedel was also employed by Northern Telecom as Vice President of Product Management for IOS division in Minneapolis. Previously, he held numerous management positions with Burroughs Corporation with the most recent being regional sales manager for the 15 state midwest region.

     CLIFFORD B. MEACHAM was the President and Treasurer of Atrix Tool, Inc., as well as one of the directors and the majority shareholder of Atrix Tool, Inc. from the date of its incorporation in 1981. He was elected as a member of the Board of Directors and as an officer and as president of the Company effective with the merger of Atrix Tool, Inc. into Tiempo Equities, Inc. on October 17, 1990. In April 1996, Mr. Meacham retired from active employment with the Company. Mr. Meacham is an engineer, having graduated from the Utica Institute of Technology, Utica, New York in 1952.

     DEAN L. GERBER joined Atrix as Controller in September 1996. He became Vice President and Chief Financial Officer in August 1997. Mr. Gerber, a Certified Public Accountant, was previously employed for fifteen years by Unisys Corporation and by the Arizona Country Club prior to that, as Controller.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information under the caption "Atrix Stock Trading Prices" on page 4 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's management discussion and analysis on pages 5 through 7 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements and the report of its independent accountants included on pages 8 through 16 of the Company's 1997 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                 PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A.  Directors of the Company.
      ------------------------

  The information under the captions "Election of Directors -- Information About Nominees" and "Election of Directors -- Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

  B.  Executive Officers of the Company.
      ---------------------------------

  Information concerning Executive Officers of the Company is included in this Report under Item 4A "Executive Officers of the Registrant."

  C. Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

  The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  The information under the captions "Election of Directors -- Director Compensation" and "Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  The information under the caption "Principal Shareholders and Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the caption "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a.)  Exhibits

  The exhibits to this Report are listed in the Exhibit Index on pages 16 through 17 of this Annual Report on Form 10-KSB.

  A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of September 12, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Atrix International, Inc., 14301 Ewing Avenue South, Burnsville, MN 55306, Attention: Sharon Maras

  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 14(c):

1. Supplemental Retirement Benefit Agreement between the Company and Clifford Meacham, dated April 1, 1996. Filed herewith. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

2. 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

     (b.) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended June 30, 1997.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 26, 1997      ATRIX INTERNATIONAL, INC.


                              By  /s/ Steven D. Riedel
                                  -----------------------------------
                                  Steven D. Riedel
                                  Chief Executive Officer and President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 26, 1997 by the following persons on behalf of the Company and in the capacities indicated.

  Signature                               Title
  ---------                               -----


/s/ Steven D. Riedel
---------------------------         President (Principal Executive Officer)
Steven D. Riedel                    and Director


/s/ Dean L. Gerber
---------------------------         Vice President and Chief Financial Officer
Dean L. Gerber                      (Principle Financial and Accounting Officer)


---------------------------         Vice Chairman and Director
Clifford B. Meacham


---------------------------         Chairman of the Board and Director
W. William Bednarczyk

/s/ Gordon H. Ritz
---------------------------         Director
Gordon H. Ritz, Sr.


---------------------------         Director
Charles J.B. Mitchell, Jr.

/s/ William E. Bennett
---------------------------         Director
William E. Bennett

/s/ Lester H. Eck
---------------------------         Director
Les Eck

                           ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-KSB
                    For the Fiscal Year Ended June 30, 1997


Item No.   Item                                 Method of Filing
--------   ----                                 ----------------
3.1        Restated Articles of Incorporation,
           as amended, of the Company.........  Incorporated by reference to Exhibit 2C to the Company's
                                                Registration Statement on Form S-1 (File No. 33-40571).

3.2        Bylaws of the Company..............  Incorporated by reference to Exhibit 3B to the Company's
                                                Registration Statement on Form S-18 (File No. 33-2448C).

4.1        Specimen form of the Company's
           Common Stock Certificate...........  Incorporated by reference to Exhibit 4B to the Company's
                                                Registration Statement on Form S-1 (File No. 33-40571).

4.2        Restated Articles of Incorporation,
           as amended, of the Company.........  See Exhibit 3.1.

4.3        Bylaws of the Company..............  See Exhibit 3.2.

10.1       Supplemental Retirement Benefit
           Agreement between the Company and
           Clifford Meacham dated
           April 1, 1996......................  Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-
                                                KSB for the year ended June 30, 1996.

10.3       1994 Stock Option Plan.............  Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-
                                                KSB for the year ended June 30, 1994 (File
                                                No. 0-18880).
10.4       Form of Warrant dated
           November 5, 1993...................  Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on
                                                Form SB-2 (File No. 33-75092).



10.5   Form of Warrant dated
       September 30, 1995 ...........  Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-
                                       KSB for the year ended June 30, 1996 (File
                                       No. 0-18880).

10.6   Form of Investment Agreement,
       dated September 30, 1995 .....  Incorporated by reference to Exhibit
                                       10.6 to the Company's Annual Report on
                                       Form 10-KSB for the year ended June 30,
                                       1996 (File No. 0-18880).

10.7   Loan Agreement dated
       April 25, 1995 between the
       Company and Riverside Bank....  Incorporated by reference to Exhibit
                                       10.7 to the Company's Annual Report on
                                       Form 10-KSB for the year ended June 30,
                                       1995 (File No. 0-18880).

10.8   Amendment to Riverside Loan
       Agreement, dated
       October 25, 1995 .............  Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                                       10-QSB for the quarter ended December 31,
                                       1995 (File No. 0-18880).

10.9   Amendment to Riverside Loan
       Agreement, dated
       May 21, 1997..................  Filed herewith electronically.

10.10  Lease Agreement dated
       December 29, 1987 between Paul
       and Lillian P. Strom and the
       Company.......................  Incorporated by reference to Exhibit 10G to the Company's Registration Statement on
                                       Form S-18 (File No. 33-2448C).
13.1   1997 Annual Report to
       Shareholders..................  Filed herewith electronically.

23.1   Consent of Independent
       Accountants...................  Filed herewith electronically.

27.1   Financial Data Schedule.......  Filed herewith electronically.
