Form 10QSB
period 1997-09-30
ATRIX INTERNATIONAL INC
filed 1997-11-07
CIK 831532

                                 FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the period ended September 30, 1997.

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the transition period from _______________ to _______________

Commission File Number: 0-18880

                          ATRIX INTERNATIONAL, INC.
                          -------------------------
           (Exact Name of registrant as specified in its charter)

       Minnesota                                 41-1591075
       ---------                                 ----------
(State or Other Jurisdiction of       (IRS Employer Identification No.)
 Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                     55306
------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

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

As of September 30, 1997 the following securities of the registrant were outstanding: 5,653,644 shares of Common Stock, $.01 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of September 30, 1997 and June 30, 1997, the results of operations for the three months ended September 30, 1997 and 1996, and the cash flows for the three months ended September 30, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales. Sales for the first quarter ended September 30, 1997 totaled $1,048,977 compared with $1,431,168 for the same period a year ago.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.


                              Three Months Ended
                                September 30,
                               1997        1996
                            ----------  ----------
Product Line

Vacuums and Supplies        $  488,119  $  396,556
ESD Equipment                   31,939      70,922
Circuit Board Cases              8,872       2,351
Special Assemblies              33,783      48,551
                            ----------  ----------
Total Manufacturing            562,713     518,380

Loose Tools                    279,586     530,924
Tool Kits                       83,579     103,977
Instrumentation                 58,281     151,878
                            ----------  ----------
Total Distribution             421,446     786,779

R3 Copy Control Products        56,994     116,009
M1                               7,824      10,000
                            ----------  ----------
Total Revenue               $1,048,977  $1,431,168


Manufacturing sales for the three months ended September 30, 1997 were $562,713 as compared to $518,380 for the same period in 1996. The primary reason for the increase in revenues was the strong acceptance of the Omega vacuum line and continued revenues from the Ulti Vac product line. Increases in these areas more than offset decreases in ESD equipment and special assemblies.

Distribution sales for the three months ended September 30, 1997 were $421,446 as compared to $786,779 for the same period in 1996. The decrease for the three months was primarily due to a reduction in sales of both loose tools and instrumentation. Distribution sales to AT&T and Avnet, both major customers, decreased 72% from the first quarter a year ago, as their purchases were limited to emergency items only. The company expects sales to AT&T and Avnet to continue to decline in future periods.

R3 Copy Control product sales for the three months ended September 30, 1997 were $56,994 as compared to $116,009 for the same period in 1996. The primary reason for the decrease for the three month period is decreased sales to Pitney Bowes, a major R3 Copy Control customer. Sales to Pitney Bowes decreased as Pitney Bowes reduced inventory levels for a variety of products. Sales are expected to return to normal levels in future quarters.

                        Form 10-Q September 30, 1997            Page 2

On September 30, 1997, the Company was issued a Utility Patent for its Multipurpose Remote Office Machine Management System from the United States Patent and Trademark Office. The Office Management System is designed to interface with various office machines such as copiers, duplicators or facsimile devices for the remote reading and monitoring of usage and performance information. Data can be transmitted to a host personal computer via local area networks for consolidation of usage and maintenance reports. Additionally, the patent covers remote communication capabilities using standard shared telephone lines or radio transmission RF technology. Presently, Atrix has installed over 2,000 monitors within the copier industry and has numerous prospects that are evaluating the Company's system.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with eight distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company has also announced the introduction of its A-Trax Production Monitoring System, which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company began field testing the product in February, 1997. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. With the exception of the likely decrease in the AT&T/Avnet sales, the Company believes that sales to other customers will increase for the remainder of the fiscal year. The Company notes that except for historical financial statements, the above and other forward looking statements are subject to certain risks. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or continue," or comparable terminology, are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, market acceptance of the Company's new products, changes in production costs, loss of a major customer, an economic downturn, an unplanned expense, or other events.

GROSS PROFIT

The gross profit margin as a percentage of sales was 32.8% and 31.0% for the three month periods ended September 30, 1997, and 1996, respectively. The increase in gross profit margin is due mainly to the Company's product mix, moving away from the less profitable distribution sales and towards the more profitable vacuum sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 1997 and 1996 decreased to $375,688 from $406,650 for the same period in 1996, or $30,962. Total selling expenses for the quarter ended September 30, 1997 were $103,949 as compared to $143,568 for the same period in 1996. Reductions in commissions, travel, catalogs and show expenses were the primary reasons for the decrease of $39,619. The Company expects selling expenses to be slightly higher in future periods, due to increases in sales commissions and travel related costs. The company has also added one part-time and two full-time sales persons with the goal to increase sales. Total general and administrative expenses for the quarter ended September 30, 1997 were $271,739 compared to $263,082 for the same period in 1996. The primary reason for the increase in the general and administrative expenses of $8,657 is an increase in research and development costs, as labor related to the development of the A-Trax Production Monitoring System is no longer being capitalized this fiscal year. The Company expects general and administrative expenses to remain at a comparable level in future periods. Selling, general and administrative expenses represented 35.8% and 28.4% of sales for the quarters ending September 30, 1997 and 1996, respectively.

                        Form 10-Q September 30, 1997            Page 3

Expenses as a percentage of sales increased due to the decline of $382,191 in sales from the quarter ended September 30, 1997.

NET INCOME/(LOSS)

The Company generated a net loss for the quarter ended September 30, 1997 of $41,071 versus a net income of $39,703 for the quarter ended September 30, 1996. The changes were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at September 30, 1997 was $1,487,676 compared to $1,715,571 at June 30, 1997. Working capital decreased to $1,750,395 at September 30, 1997 from $1,776,717 at June 30, 1997. The decrease in the Company's cash and working capital positions, was due primarily to factors related to the revenue decline including, a net loss for the quarter, an increase in inventories and a decrease in accounts payable.

The Company maintains a line of credit with Riverside Bank. As of September 30, 1997, the borrowing base under the line of credit was the lesser of (a) $1,250,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,700,000. The line of credit is secured by the Company's assets. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of September 30, 1997, the outstanding balance on the line of credit was $840,000 and the remaining borrowing availability was $20,979.

The Company did not have any material commitments for capital expenditures outstanding as of September 30, 1997. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1998 with working capital and bank borrowings. The Company expects to generate cash from operations for the remainder of fiscal 1998 by increases in sales, gross margin improvement and controlled operating expenses.


                        Form 10-Q September 30, 1997            Page 4

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

ASSETS                                                      September 30, 1997   June 30, 1997
                                                            -------------------  --------------
                                                                (unaudited)
Current Assets:
Cash and cash equivalents                                           $1,276,291      $1,386,514
Marketable securities, at cost                                         211,385         329,057
Accounts receivable less allowance for doubtful accounts
   ($17,000 and $17,000, respectively)                                 570,163         543,091
Inventories                                                            943,002         918,493
Prepaid expenses                                                       107,015          94,315
                                                                    ----------      ----------
   Total Current Assets                                              3,107,856       3,271,470
                                                                    ----------      ----------
Deferred Income Taxes                                                  124,000         124,000
Property and equipment, net                                            352,473         375,624
Intangible assets, net                                                  80,093          82,381
Capitalized software development costs, net                            217,689         231,249
                                                                    ----------      ----------
   TOTAL ASSETS                                                     $3,882,111      $4,084,724
                                                                    ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accounts payable                                                    $  373,116      $  494,766
Notes payable - bank                                                   840,000         850,000
Current maturities of long-term debt                                    61,410          62,622
Accrued liabilities                                                     82,935          97,365
                                                                    ----------      ----------
Total current liabilities                                            1,357,461       1,504,753
Notes payable - long term                                               97,045         111,294
                                                                    ----------      ----------
Total Liabilities                                                    1,454,506       1,616,047

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.01 par value,
   50,000,000 shares authorized, 5,653,644
   shares issued and outstanding                                        56,536          56,536
Capital in excess of par value                                       3,276,969       3,276,969
Accumulated deficit                                                   (905,900)       (864,828)
                                                                    ----------      ----------
Total shareholders' equity                                           2,427,605       2,468,677
                                                                    ----------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $3,882,111      $4,084,724
                                                                    ==========      ==========


See accompanying notes to financial statements.


                        Form 10-Q September 30, 1997            Page 5

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                         September 30,
                                                      1997          1996
                                                   -----------  -------------

Net Sales                                          $1,048,977      $1,431,168

Cost of Sales                                         718,998         987,952
                                                   ----------      ----------
Gross Profit                                          329,979         443,216

Selling, general and
   administrative expenses                            375,688         406,650
                                                   ----------      ----------

Income/(loss) from operations                         (45,709)         36,566

Interest Income/(expense) net                           7,323           3,137
                                                   ----------      ----------

Income/(loss) before taxes                            (38,386)         39,703


Income tax expense                                      2,685               0
                                                   ----------      ----------
Net Income/(loss)                                  $  (41,071)     $   39,703
                                                   ==========      ==========

Net income/(loss) per share                             ($.01)           $.01

Weighted average number
   of common stock equivalents                      5,653,644       5,653,644



See accompanying notes to financial statements.

                        Form 10-Q September 30, 1997            Page 6

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          Three Months Ended September 30,
                                                               1997             1996
                                                           -----------      ------------
Cash flows from operating activities:
Net income/(loss)                                          $  (41,071)      $  39,703
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                               42,899          63,823
Change in current assets and liabilities:
      Accounts receivable                                     (27,072)        (55,373)
      Inventories                                             (24,509)         95,727
      Prepaid expenses                                        (12,700)          3,705
      Accounts payable                                       (121,650)       (149,110)
      Accrued liabilities                                     (14,430)        (42,247)
                                                           ----------       ---------
Net cash provided by operating activities                    (198,533)        (43,772)
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                       (3,900)        (17,289)
   (Purchases)/ sales of marketable securities, net           117,672          96,587
   Additions intangible assets                                      0         (35,445)
                                                           ----------       ---------
Net cash provided/(used) by investing activities              113,772          43,853
Cash flows from financing activities:
   Proceeds (repayments) from notes payable - bank, net       (10,000)              0
   Repayments of notes payable - Porous Media                 (14,473)        (14,272)
   Repayments of capital lease obligations                       (989)         (1,007)
                                                           ----------       ---------
Net cash (used)/ provided by financing activities             (25,462)        (15,279)
Net increase in cash                                         (110,223)        (15,198)
Cash - beginning of the period                              1,386,514         541,515
                                                           ----------       ---------
Cash - end of the period                                   $1,276,291       $ 526,317
                                                           ==========       =========

See accompanying notes to financial statements.

                        Form 10-Q September 30, 1997            Page 7

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements, which are unaudited except for the balance sheet as of June 30, 1997, have been prepared in accordance with instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1997 filed with the Securities and Exchange Commission.

NOTE 3.  INVENTORIES

Inventories are comprised of the following at:

                             September 30, 1997   June 30, 1997
                            -----------------------------------
       Raw Materials               $408,379          $355,165
       Finished goods               534,623           563,328
                                   --------          --------
       Total                       $943,002          $918,493

NOTE 4.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,086,937 and $83,688, respectively, on June 30, 1997. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at September 30, 1997 and June 30, 1997 as their realization is not presently assured.

                        Form 10-Q September 30, 1997            Page 8

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD

The composition of the net deferred tax are as follows:


                                   September 30, 1997   June 30, 1997
                                   -----------------------------------
     Loss Carryforwards                 $ 422,322           $ 476,078

     Research & Development

     Credits                               83,688              83,688

     Inventory                             11,453              11,453

     Bad Debts                              5,671               5,671

     Fixed Assets                          77,516              77,121

     Amortization                        (187,026)           (186,033)

     Other                                      0                   0
                                        ---------           ---------
                                          413,624             467,978

     Less:  Valuation Allowance          (289,624)           (343,978)
                                        ---------           ---------
                                        $ 124,000           $ 124,000
                                        =========           =========

                        Form 10-Q September 30, 1997            Page 9

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date: November 7, 1997             /s/ Steven D. Riedel
                                    ----------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive)



                                    /s/ Dean L. Gerber
                                    ----------------------------
                                    Dean L. Gerber
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                        Form 10-Q September 30, 1997            Page 10

       ATRIX INTERNATIONAL, INC.

                                 EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                                 For the Quarter Ended September 30, 1997



ITEM NO.               ITEM               METHOD OF FILING
--------               ----               ----------------

27             Financial data schedule    Filed herewith

                        Form 10-Q September 30, 1997            Page 11