Form 10QSB
period 1997-12-31
ATRIX INTERNATIONAL INC
filed 1998-02-11
CIK 831532

                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                  Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended December 31, 1997.

     or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _______________

Commission File Number: 0-18880

                           ATRIX INTERNATIONAL, INC.
                           -------------------------
             (Exact Name of registrant as specified in its charter)

         Minnesota                                    41-1591075
         ---------                                    ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                           55306
-------------------------------------------------------------------------
  (Address of Principal Executive Offices)                      (Zip Code)

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

                    Yes   X                                 No   ____
                        ------

As of December 31, 1997 the following securities of the registrant were outstanding: 1,413,449 shares of Common Stock, $.04 per value per share.

PART I.

ITEM 1.  FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of December 31, 1997 and June 30, 1997, the results of operations for the three months and six months ended December 31, 1997 and 1996, and the cash flows for the six months ended December 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Sales for the second quarter ended December 31, 1997 totaled $954,840 compared with $1,397,075 for the same period a year ago. Sales for the six months ended December 31, 1997 totaled $2,003,817 compared to $2,828,243 for the same period last year.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                                   Three Months Ended             Six Months Ended
                                      December 31,                   December 31,
                              1997              1996            1997             1996
                            ----------------------------    ------------------------------
Product Line

Vacuums and Supplies        $447,273          $  463,877    $  935,392        $  860,433
ESD Equipment                 40,271              53,034        72,210           123,956
Circuit Board Cases            7,491              16,741        16,363            19,092
Special Assemblies            45,819              21,951        79,602            70,502
                            --------          ----------    ----------        ----------
Total Manufacturing          540,854             555,603     1,103,567         1,073,983

Loose Tools                  257,452             525,081       537,038         1,056,005
Tool Kits                     80,321              37,755       163,900           141,732
Instrumentation               50,103             185,382       108,384           337,260
                            --------          ----------    ----------        ----------
Total Distribution           387,876             748,218       809,322         1,534,997

R3 Copy Control Products      16,182              93,254        73,176           209,263
MI (A-Trax System)             9,928                   0        17,752            10,000
                            --------          ----------    ----------        ----------
Total Revenue               $954,840          $1,397,075    $2,003,817        $2,828,243

Manufacturing sales for the three months ended December 31, 1997 were $540,854 as compared to $555,603 for the same period in 1996, a decrease of $14,749. For the six months ended December 31, 1997, manufacturing sales were $1,103,567 as compared to $1,073,983 for the same period last year, an increase of $29,584. The primary reason for the increase for the six month period was increased unit volumes of the Omega toner vacuum line and Omega asbestos/lead abatement product lines, increases in these areas more than offset decreases in ESD equipment and circuit board cases.

Distribution sales for the three months ended December 31, 1997 were $ 387,876 as compared to $748,218 for the same period in 1996, a decrease of $360,342. For the six months ended December 31, 1997, distribution sales were $809,322, compared to $1,534,997 for the same period in the prior year. The decrease for both periods was primarily due to a significant reduction in sales of both loose tools and instrumentation to AT&T and Avnet, both major customers. Sales to these two customers decreased 94%
and 85% respectively, in the three and six month periods ended December 31,
1997, from the same periods in 1996.   The company does not expect any
significant sales to AT & T or Avnet in future periods.

R3 Copy Control product sales for the three months ended December 31, 1997 were $16,182 as compared to $93,254 for the same period in 1996. For the six months ended December 31, 1997, R3 Copy Control product sales were $73,176 as compared to $209,263 for the same period in the prior year. The primary reason for the decrease for the six month period is decreased sales to Pitney Bowes, a major R3 Copy Control customer. Sales to Pitney Bowes decreased as Pitney Bowes reduced inventory levels for a variety of products. R3 Copy Control sales are expected to return to 1996 levels in future quarters.

M1 (A-Trax Production Monitoring System) sales for the three months ended December 31, 1997 were $9,928 as compared to zero for the same period in 1996. For the six months ended December 31, 1997, M1 sales were $17,752 as compared to $10,000 for the same period in the prior year. The company expects M1 sales to continue to increase as it begins to implement marketing strategies for this product.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with seventeen domestic and six international distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company is also beginning to market its A-Trax Production Monitoring System, which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retrofit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. Field testing which began in February 1997 has now been completed. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. With the exception of the continued decrease in the AT&T/Avnet sales, the Company believes that sales to other customers will increase for the remainder of the fiscal year. The Company notes that except for historical financial statements, the above and other forward looking statements are subject to certain risks.
For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or continue," or comparable terminology, are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, market acceptance of the Company's new products, the company's ability to increase sales to existing customers, the Company's ability to increase sales of the R3 Copy Control products, changes in production costs, loss of a major customer, an economic downturn, an unplanned expense, or other events.

Gross Profit

The gross profit margin as a percentage of sales was 31.5% and 29.3% for the three month periods ended December 31, 1997, and 1996, respectively. For the six month period ended December 31, 1997, the gross profit margin was also 31.5% versus 30.1% for the same period last year. The increase in gross profit margin is due mainly to the Company's product mix, moving away from the less profitable distribution sales and towards the more profitable vacuum sales. The company expects that the gross margin will continue to improve throughout the remainder of the fiscal year as sales of vacuum products, copy control products and the M1 increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 1997 and 1996 decreased to $390,568 from $398,223 for the same period in 1996, or $7,655. Total selling expenses for the quarter ended December 31, 1997 were $115,654 as compared to $134,840 for the same period in 1996. Reductions in commissions and catalogs expenses were the primary reasons for the decrease of $19,186. These were partially offset by increases in travel, vehicle and show expenses. The Company expects selling expenses to be slightly higher in future periods, due to increases in sales commissions and travel related costs. The company has also added one part-time and two full-time sales persons with the goal to increase sales. Total general and administrative expenses for the quarter ended December 31, 1997 were $274,914 compared to $263,383 for the same period in 1996. The primary reason for the increase in the general and administrative expenses of $11,531 is an increase in research and development costs, as labor related to the development of the A-Trax Production Monitoring System is no longer being capitalized this fiscal year. In addition, the Company's legal and SEC expenses increased due to the one-for-four reverse stock split announced on December 11, 1997. These were largely offset by a reduction in retirement benefits due to an accrual made at June 30, 1997. The Company expects general and administrative expenses to be slightly lower in future periods. Selling, general and administrative expenses represented 40.9% and 28.5% of sales for the quarters ending December 31, 1997 and 1996, respectively. Expenses as a percentage of sales increased primarily due to the decline of $442,235 in sales from the quarter ended December 31, 1997.

Selling, general and administrative expenses for the six months ended December 31, 1997 decreased to $766,257 from $804,873 in the same period of 1996, or $38,616. Total selling expenses for the six months ended December 31, 1997 were $219,604, compared to $278,408 for the same period in 1996. Reductions in commissions, catalog and show expenses were the primary reasons for the decrease of $58,804. Total general and administrative expenses for the six months ended December 31, 1997 increased to $546,653, compared to $526,465 or $20,188 for the same period in 1996. Expense impacts for the six month period are similar to those explained in the second quarter analysis. Research and development, legal and SEC expenses increased, while retirement benefits decreased. Selling, general and administrative expenses represented 38.2% and 28.5% of sales for the six months ending December 31, 1997 and 1996, respectively. Expenses as a percentage of sales increased primarily due to the decline of $824,426 in sales from the six-month period December 31, 1997. The Company expects its selling, general and administrative expenses to be lower as a percentage of sales for the remainder of fiscal 1998.


NET INCOME/(LOSS)

The Company generated a net loss for the quarter ended December 31, 1997 of $80,864 versus a net income of $14,619 for the quarter ended December 31, 1996. The net loss for the six months ended December 31, 1997 was $121,935 as compared to a net income of $54,322 for the same period in 1996. The changes were due to the factors discussed above.

Liquidity and Capital Resources

The Company's cash and marketable securities at December 31, 1997 was $1,510,658 compared to $1,715,571 at June 30, 1997. Working capital decreased to $1,688,074 at December 31, 1997 from $1,766,717 at June 30, 1997. The decrease in the Company's cash and working capital positions, was due primarily to factors related to the revenue decline including, a net loss for the first six months and an increase in inventories which were partially offset by a decrease in accounts receivable.

The Company maintains a line of credit with Riverside Bank. As of December 31, 1997, the borrowing base under the line of credit was the lesser of (a) $1,000,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,900,000. The line of credit is secured by the Company's assets. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of December 31, 1997, the outstanding balance on the line of credit was $840,000 and the remaining borrowing availability was $20,273.

The Company did not have any material commitments for capital expenditures outstanding as of December 31, 1997. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1998 with working capital and bank borrowings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On October 21, 1997, the Company held its Annual Meeting of Shareholders. The only matter acted on was the election of directors and the following directors were elected to serve until the Company's 1998 Annual Meeting of Shareholders:


     DIRECTOR                  VOTES FOR      VOTES WITHHELD
W. William Bednarczyk          3,088,945           778,175
Steven D. Riedel               3,056,279           810,841
Charles J. B. Mitchell, Jr.    2,978,204           888,916
Clifford Meacham               3,851,120            16,000
William E. Bennett             3,850,870            16,250
Les Eck                        3,703,570           163,550
John C. Hey                    3,849,870            17,250


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)    The following exhibits are included herein:

             3.1    Bylaws, as amended through January 30, 1998
             27.1   Financial Data Schedule

             (b)    Reports on Form 8-K

             None

                           ATRIX INTERNATIONAL, INC.
                                 BALANCE SHEET

ASSETS                                                      December 31, 1997   June 30, 1997
                                                            ------------------  --------------
                                                               (unaudited)
Current Assets:
Cash and cash equivalents                                          $  963,610      $1,386,514
Marketable securities, at cost                                        547,048         329,057
Accounts receivable less allowance for doubtful accounts
   ($27,301 and $27,158, respectively)                                474,038         543,091
Inventories                                                         1,073,137         918,493
Prepaid expenses                                                       92,932          94,315
                                                                   ----------      ----------
   Total Current Assets                                             3,150,765       3,271,470
                                                                   ----------      ----------
Deferred Income Taxes                                                 124,000         124,000
Property and equipment, net                                           334,392         375,624
Intangible assets, net                                                 77,349          82,381
Capitalized software development costs, net                           204,730         231,249
                                                                   ----------      ----------
   TOTAL ASSETS                                                    $3,891,236      $4,084,724
                                                                   ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                   $  480,672      $  494,766
Notes payable - bank                                                  840,000         850,000
Current maturities of long-term debt                                   60,737          62,622
Accrued liabilities                                                    81,282          97,365
                                                                   ----------      ----------
Total current liabilities                                           1,462,691       1,504,753
Notes payable - long term                                              81,804         111,294
                                                                   ----------      ----------
Total Liabilities                                                   1,544,495       1,616,047

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.04 par value,
   12,500,000 shares authorized, 1,413,449
   shares issued and outstanding                                       56,536          56,536
Capital in excess of par value                                      3,276,969       3,276,969
Accumulated deficit                                                  (986,764)       (864,828)
                                                                   ----------      ----------
Total shareholders' equity                                          2,346,741       2,468,677
                                                                   ----------      ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $3,891,236      $4,084,724
                                                                   ==========      ==========

See accompanying notes to financial statements.

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended                        Six Months Ended
                                                    December 31,                             December 31,
                                               1997          1996                       1997          1996
                                               ----          ----                       ----          ----
Net Sales                                   $ 954,840    $1,397,075                $2,003,817     $2,828,243

Cost of Sales                                 654,029       987,921                 1,373,026      1,975,873
                                            ---------    ----------                ----------     ----------

Gross Profit                                  300,811       409,154                   630,791        852,370

Selling, general and
   administrative expenses                    390,568       398,223                   766,257        804,873
                                            ---------    ----------                ----------     ----------

Income/(loss) from operations                 (89,757)       10,931                  (135,466)        47,497

Other Income                                    1,700             0                     1,700              0

Interest Income/expense, net                    7,193         2,907                    14,516          6,044
                                            ---------    ----------                ----------     ----------

Income/(loss) before taxes                    (80,864)       13,838                  (119,250)        53,541

Income tax (expense)/benefit                        0           781                    (2,685)           781
                                            ---------    ----------                ----------     ----------

Net Income/(loss)                            ($80,864)   $   14,619                 ($121,935)    $   54,322
                                            =========    ==========                ==========     ==========
Net income/(loss) per share
Basic and diluted                               ($.06)         $.01                     ($.09)          $.04

See accompanying notes to financial statements.

                           ATRIX INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six  Months Ended December 31,
                                                                      1997                    1996
                                                                      ----                    ----
Cash flows from operating activities:

Net income/(loss)                                                ($121,935)               $  54,322
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                                    85,100                  106,781
Change in current assets and liabilities:
      Accounts receivable                                           69,053                  (19,900)
      Inventories                                                 (154,644)                  83,247
      Prepaid expenses                                               1,383                   (6,520)
      Accounts payable                                             (14,094)                (116,156)
      Accrued liabilities                                          (16,083)                 (22,474)
                                                                ----------                ---------
Net cash provided by operating activities                         (151,220)                  79,300
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                           (11,716)                 (22,900)
   (Purchases)/ sales of marketable securities, net               (217,991)                 191,182
   Additions intangible assets                                        (601)                 (48,456)
                                                                ----------                ---------
Net cash provided/(used) by investing activities                  (230,308)                 119,826
Cash flows from financing activities:
   Proceeds (repayments) from notes payable - bank, net            (10,000)                 (41,299)
   Repayments of notes payable - Porous Media                      (30,201)                 (33,385)
   Repayments of capital lease obligations                          (1,175)                  (1,320)
                                                                ----------                ---------
Net cash (used)/ provided by financing activities                  (41,376)                 (76,004)
Net increase/(decrease) in cash                                   (422,904)                 123,122
Cash - beginning of the period                                   1,386,514                  541,515
                                                                ----------                ---------
Cash - end of the period                                        $  963,610                $ 664,637
                                                                ==========                =========

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

REVERSE STOCK SPLIT

On December 11, 1997, the Company announced a one-for-four reverse stock split, effective December 16, 1997, for shareholders of record as of December 15, 1997. The reverse split reduced the number of outstanding common shares in the Company from 5,653,644 to 1,413,449 and raised the stock price above the $1.00 bid requirement for NASDAQ SmallCap Market listed companies. Subsequent to the reverse split, the Company exceeded all the requirements for continued listing: net tangible assets, public float, market value of public float, number of market makers, round of shareholders and corporate governance requirements. The effect of the reverse stock split has been reflected for all periods presented.

NET INCOME (LOSS) PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (1,413,449 for all periods presented in this report on Form 10-QSB). Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted SFAS No. 128 in the quarter ended December 31, 1997, and all net income (loss) per share data presented complies with this statement. There is no difference between basic and diluted earnings per share data as presented, as the impact from stock options is either anti-dilative for the fiscal 1998 periods due to net losses, or there was no additional dilution from stock options for the fiscal 1997 periods, due to stock option exercise prices exceeding the average common stock price for the periods.

Note 3.   Inventories

Inventories are comprised of the following at:

                             December 31, 1997    June 30, 1997
                            --------------------  -------------
       Raw Materials            $  446,268           $355,165
       Finished goods              626,869            563,328
                                ----------           --------
       Total                    $1,073,137           $918,493

NOTE 4.  INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,086,937 and $83,688, respectively, on June 30, 1997. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at December 31, 1997 and June 30, 1997 as their realization is not presently assured.


INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD


The composition of the net deferred tax is as follows:

                                        December 31, 1997   June 30, 1997
                                        ------------------  -------------
       Loss Carryforwards               $  529,485           $ 476,078
       Research & Development
       Credits                              83,688              83,688
       Inventory                            11,826              11,453
       Bad Debts                             5,671               5,671
       Fixed Assets                         69,460              77,121
       Amortization                       (199,879)           (186,033)
       Other                                     0                   0
                                        ----------           ---------
                                           500,251             467,978

       Less:  Valuation Allowance         (376,251            (343,978)
                                        ----------           ---------
                                        $  124,000           $ 124,000
                                        ==========           =========

                                  SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATRIX INTERNATIONAL, INC.



Date:  February 11 1998
                                    /s/ Steven D. Riedel
                                    --------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Dean L. Gerber
                                    --------------------------
                                    Dean L. Gerber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           ATRIX INTERNATIONAL, INC.

                        EXHIBIT INDEX TO ANNUAL REPORT
                                ON FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 1997


ITEM NO.                  ITEM                    METHOD OF FILING
--------                  ----                    ----------------

3.1             Bylaws, as amended through
                January 30, 1998                    Filed herewith

27.1            Financial data schedule             Filed herewith