Form 10QSB
period 1998-03-31
ATRIX INTERNATIONAL INC
filed 1998-05-08
CIK 831532

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1998.

         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _______________


Commission File Number: 0-18880


                            ATRIX INTERNATIONAL, INC.
             (Exact Name of registrant as specified in its charter)

         Minnesota                                          41-1591075
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                       55306
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

                Yes  [X]                           No [ ]

As of March 31, 1998 the following securities of the registrant were outstanding: 1,413,449 shares of Common Stock, $.04 a value per share.

PART I.

ITEM 1. FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of March 31, 1998 and June 30, 1997, the results of operations for the three months and nine months ended March 31, 1998 and 1997, and the cash flows for the nine months ended March 31, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Sales for the third quarter ended March 31, 1998 totaled $1,095,211 compared with $1,560,315 for the same period a year ago. Sales for the nine months ended March 31, 1998 totaled $3,099,028 compared to $4,388,558 for the same period last year.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.


                                                  Three Months Ended                  Nine months Ended
                                                      March 31,                             March 31,
                                            ---------------------------           -------------------------
                                               1998              1997                 1998           1997
                                            ---------          --------           ----------     -----------
Product Line

Vacuums and Supplies                       $  491,145        $  557,926           $1,426,537     $1,418,360
ESD Equipment                                  55,682            31,416              127,892        155,372
Circuit Board Cases                               744               929               17,107         20,022
Special Assemblies                             67,028            36,552              146,630        107,053
                                               ------            ------              -------        -------
Total Manufacturing                           614,599           626,823            1,718,166      1,700,807

Loose Tools                                   271,728           499,298              808,766      1,555,301
Tool Kits                                      78,945            70,159              242,845        211,892
Instrumentation                                41,455           244,811              149,839        582,071
                                               ------           -------              -------        -------
Total Distribution                            392,128           814,268            1,201,450      2,349,264

R3 Copy Control Products                       83,884            76,797              157,060        286,060
MI (A-Trax System)                              4,600            42,427               22,352         52,427
                                                -----            ------               ------         ------
Total Revenue                              $1,095,211        $1,560,315           $3,099,028     $4,388,558

Manufacturing sales for the three months ended March 31, 1998 were $614,599 as compared to $626,823 for the same period in 1997, a decrease of $12,224. For the nine months ended March 31, 1998, manufacturing sales were $1,718,166 as compared to $1,700,807 for the same period last year, an increase of $17,359. The primary reason for the increase for the nine month period, was increased shipments of special assemblies, as the Company expands its product offerings in this area. The increase in this area more than offset decreases in ESD equipment and circuit board cases.

Distribution sales for the three months ended March 31, 1998 were $ 392,128 as compared to $814,268 for the same period in 1997, a decrease of $422,140. For the nine months ended March 31, 1998, distribution sales were $1,201,450, compared to $2,349,264 for the same period in the prior year. The decrease for both periods was primarily due to a significant reduction in sales of loose tools and instrumentation to AT&T and Avnet, both formerly major customers. Sales to these two customers decreased 97% and 90% respectively, in the three and nine month periods ended March 31, 1998, from the same periods in 1997. The company does not expect any significant sales to AT&T or Avnet in future periods.

R3 Copy Control product sales for the three months ended March 31, 1998 were $83,884 as compared to $76,797 for the same period in 1997. R3 sales increased in the three month period as the Company shipped its initial order of R3 Copy Control products including automated proximity card input to the
 U. S. Department of Agriculture. For the nine months ended March 31, 1998, R3 Copy Control product sales were $157,060 as compared to $286,060 for the same period in the prior year. The primary reason for the decrease for the nine month period is decreased sales to Pitney Bowes, a major R3 Copy Control customer. Sales to Pitney Bowes decreased as Pitney Bowes reduced inventory levels for a variety of products. R3 Copy Control sales are expected to return to 1996 levels in future quarters. M1 (A-Trax Production Monitoring System) sales for the three months ended March 31, 1998 were $4,600 as compared to $42,427 for the same period in 1997. For the nine months ended March 31, 1998, M1 sales were $22,352 as compared to $52,427 for the same period in the prior year. The decrease for both periods was a result of the Company's initial M1 beta site shipment, which occurred in the quarter ended March 31, 1997. The company expects M1 sales to increase as it continues to implement marketing strategies for this product.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. The initial R3 Copy Control product shipment to the U. S. Department of Agriculture was for 48 units, but the account has the potential to approach 650+ units over a two year period. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with seventeen domestic and eight international distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company hired an M1 Business Development Manager in February, 1998 and is beginning to market its A-Trax Production Monitoring System, which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retrofit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. Field testing which began in February 1997 has now been completed. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. With the exception of the continued decrease in the AT&T/Avnet sales, the Company believes that sales to other customers will increase for the remainder of the fiscal year. The Company notes that except for historical financial statements, the above and other forward looking statements are subject to certain risks. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or continue," or comparable terminology, are intended to identify forward looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, market acceptance of the Company's new products, the company's ability to increase sales to existing customers, the Company's ability to increase sales of the R3 Copy Control products, changes in production costs, loss of a major customer, an economic downturn, an unplanned expense, or other events.

GROSS PROFIT

The gross profit margin as a percentage of sales was 33.9% and 30.9% for the three month periods ended March 31, 1998, and 1997, respectively. For the nine month period ended March 31, 1998, the gross profit margin was also 32.3% versus 30.4% for the same period last year. The increase in gross profit margin is due mainly to the Company's product mix, moving away from the less profitable distribution sales and towards the more profitable vacuum sales. The company expects that the gross margin will continue to improve throughout the remainder of the fiscal year as sales of vacuum products, copy control products and the M1 increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 1998 and 1997 decreased to $407,458 from $414,763 for the same period in 1997, or $7,305. Total selling expenses for the quarter ended March 31, 1998 were $115,089 as compared to $131,607 for the same period in 1997. Reductions in commissions, catalog and show expenses were the primary reasons for the decrease of $16,518. The Company expects selling expenses to be slightly higher in future periods, due to increases in sales commissions and travel related costs. Total general and administrative expenses for the quarter ended March 31, 1998 were $292,369 compared to $283,156 for the same period in 1997. The primary reason for the increase in the general and administrative expenses of $9,213 is an increase in research and development costs, as labor related to the development of the A-Trax Production Monitoring System is no longer being capitalized this fiscal year. Legal, professional and SEC expenses also increased during the current period. These expenses were largely offset by a reduction in retirement benefits due to an accrual made at June 30, 1997. Selling, general and administrative expenses represented 37.2% and 26.6% of sales for the quarters ending March 31, 1998 and 1997, respectively. Expenses as a percentage of sales increased primarily due to the decline of $465,104 in sales from the quarter ended March 31, 1998.

Selling, general and administrative expenses for the nine months ended March 31, 1998 decreased to $1,173,715 from $1,219,636 in the same period of 1997, or $45,921. Total selling expenses for the nine months ended March 31, 1998 were $334,693, compared to $410,015 for the same period in 1997. Reductions in commissions, catalog and show expenses were the primary reasons for the decrease of $75,322. Total general and administrative expenses for the nine months ended March 31, 1998 increased to $839,022, compared to $809,621 or $29,401 for the same period in 1997. The reasons for the changes in expenses for the nine-month periods were similar to those described above for the three-month periods. Research and development, legal and SEC expenses increased, while retirement benefits decreased. Selling, general and administrative expenses represented 37.9% and 27.8% of sales for the nine months ending March 31, 1998 and 1997, respectively. Expenses as a percentage of sales increased primarily due to the decline of $1,289,530 in sales from the nine-month period March 31, 1998. The Company expects its selling, general and administrative expenses to remain at comparable levels but be lower as a percentage of sales for the remainder of fiscal 1998.


NET INCOME/(LOSS)

The Company generated a net loss for the quarter ended March 31, 1998 of $31,965 versus a net income of $72,257 for the quarter ended March 31, 1997. The results for the quarter ended March 31, 1998, included a return to profitability for the Company in the month of March, the Company's first profitable month since it reported the loss of the Avnet tool business. The net loss for the nine months ended March 31, 1998 was $153,900 as compared to a net income of $126,579 for the same period in 1997. The changes were due to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at March 31, 1998 was $1,437,504 compared to $1,715,571 at June 30, 1997. Working capital decreased to $1,707,268 at March 31, 1998 from $1,766,717 at June 30, 1997. The decrease in the Company's cash and working capital positions, was due primarily to factors related to the revenue decline including, a net loss for the first nine months and an increase in inventories.

The Company maintains a line of credit with Riverside Bank. As of March 31, 1998, the borrowing base under the line of credit was the lesser of (a) $1,000,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,900,000. The line of credit is secured by the Company's assets. The interest rate is at prime. The

Company is required to pay accrued interest on a monthly basis. As of March 31, 1998, the outstanding balance on the line of credit was $840,000 and the remaining borrowing availability was $57,976.

The Company did not have any material commitments for capital expenditures outstanding as of March 31, 1998. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1998 with working capital and bank borrowings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibits are included herein:

27.1    Financial Data Schedule for the quarter ended March 31, 1998

27.2    Amended Financial Data Schedule for the quarter ended
        December 31, 1997

        (b) Reports on Form 8-K

        None

                            ATRIX INTERNATIONAL, INC.
                                  BALANCE SHEET

ASSETS
                                                                    March 31, 1998      June 30, 1997
                                                                    --------------      -------------
Current Assets:                                                       (unaudited)
Cash and cash equivalents                                             $1,143,227           $1,386,514
Marketable securities, at cost                                           294,277              329,057
Accounts receivable less allowance for doubtful accounts
   ($20,030 and $27,158, respectively)                                   577,724              543,091
Inventories                                                              975,795              918,493
Prepaid expenses                                                          88,193               94,315
                                                                     -----------               ------
   Total Current Assets                                                3,079,216            3,271,470
                                                                       ---------            ---------
Deferred Income Taxes                                                    124,000              124,000
Property and equipment, net                                              306,964              375,624
Intangible assets, net                                                    76,105               82,381
Capitalized software development costs, net                              191,170              231,249
                                                                       ---------          -----------
   TOTAL ASSETS                                                       $3,777,455           $4,084,724
                                                                      ==========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accounts payable                                                        $424,740             $494,766
Notes payable - bank                                                     840,000              850,000
Current maturities of long-term debt                                      36,928               62,622
Accrued liabilities                                                       70,280               97,365
                                                                      ----------          -----------
Total current liabilities                                              1,371,948            1,504,753
Notes payable - long term                                                 90,731              111,294
                                                                      ----------          -----------
Total Liabilities                                                      1,462,679            1,616,047

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.04 par value,
   12,500,000 shares authorized, 1,413,449
   shares issued and outstanding                                          56,536               56,536
Capital in excess of par value                                         3,276,969            3,276,969
Accumulated deficit                                                  (1,018,729)            (864,828)
                                                                     -----------          -----------
Total shareholders' equity                                             2,314,776            2,468,677
                                                                      ----------           ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $3,777,455           $4,084,724
                                                                      ==========            =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ATRIX INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                    Three Months Ended             Nine months Ended
                                         March 31,                     March 31,
                                 --------------------------   --------------------------
                                     1998          1997           1998           1997
                                 -----------    -----------   -----------    -----------
Net Sales                        $ 1,095,211    $ 1,560,315   $ 3,099,028    $ 4,388,558

Cost of Sales                        723,715      1,078,483     2,096,741      3,054,356
                                 -----------    -----------   -----------    -----------

Gross Profit                         371,496        481,832     1,002,287      1,334,202

Selling, general and
   administrative expenses           407,458        414,763     1,173,715      1,219,636
                                 -----------    -----------   -----------    -----------

Income/(loss) from operations        (35,962)        67,069      (171,428)       114,566
Other Income                               0            255             0            255
Interest Income/(expense), net         5,077          5,196        21,293         11,240
                                 -----------    -----------   -----------    -----------
Income/(loss) before taxes           (30,885)        72,520      (150,135)       126,061

Income tax (expense)/benefit          (1,080)          (263)       (3,765)           518
                                 -----------    -----------   -----------    -----------
Net Income/(loss)                ($   31,965)   $    72,257   ($  153,900)   $   126,579
                                 ===========    ===========   ===========    ===========

Net income/(loss) per share -
Basic and diluted                ($     0.02)   $       .05   ($     0.11)   $       .09





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            ATRIX INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                           Nine Months Ended March 31,
Cash flows from operating activities:                         1998           1997
                                                           ----------    -----------
Net income/(loss)                                         ($  153,900)   $   126,579
Adjustments to reconcile net income to net
  cash provided by operating
   activities:
   Depreciation and amortization                              128,488        139,529
Change in current assets and liabilities:
      Accounts receivable                                     (34,633)        33,113
      Inventories                                             (57,302)        96,293
      Prepaid expenses                                          6,122         10,045
      Accounts payable                                        (70,026)      (157,865)
      Accrued liabilities                                     (27,085)       (10,230)
                                                          -----------    -----------
Net cash provided/(used) by operating activities             (208,336)       237,464
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                      (11,372)       (17,369)
   (Purchases)/ sales of marketable securities, net            34,780        216,794
   Additions intangible assets                                 (2,102)       (55,729)
                                                          -----------    -----------
Net cash provided/(used) by investing activities               21,306        143,696
Cash flows from financing activities:
   Proceeds (repayments) from notes payable - bank, net       (10,000)       (41,299)
   Repayments of notes payable - Porous Media                 (44,391)       (49,909)
   Repayments of capital lease obligations                     (1,866)          (652)
                                                          -----------    -----------
Net cash (used)/ provided by financing activities             (56,257)       (91,860)
Net increase/(decrease) in cash                              (243,287)       289,300
Cash - beginning of the period                              1,386,514        541,515
                                                          -----------    -----------
Cash - end of the period                                  $ 1,143,227    $   830,815
                                                          ===========    ===========

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

NET INCOME (LOSS) PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (1,413,449 for all periods presented in this report on Form 10-QSB). Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted SFAS No. 128 in the quarter ended December 31, 1998, and all net income (loss) per share data presented complies with this statement. There is no difference between basic and diluted earnings per share data as presented, as the impact from stock options is either anti-dilutive for the fiscal 1998 periods due to net losses, or there was no additional dilution from stock options for the fiscal 1997 periods, due to stock option exercise prices exceeding the average common stock price for the periods.

Note 3. Inventories

Inventories are comprised of the following at:

                                    March 31, 1998          June 30, 1997
                                    --------------          -------------

              Raw Materials              $398,871             $355,165
              Finished goods              576,924              563,328
                                        ---------             --------
              Total                      $975,795             $918,493

NOTE 4. INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of approximately $1,086,937 and $83,688, respectively, on June 30, 1997. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at March 31, 1998 and June 30, 1997 as their realization is not presently assured.



INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD


The composition of the net deferred tax is as follows:


                                           March 31, 1998       June 30, 1997
                                           --------------       -------------

Loss Carryforwards                            $543,487               $476,078
Research & Development
Credits                                         83,688                 83,688
Inventory                                       11,826                 11,453
Bad Debts                                        5,671                  5,671
Fixed Assets                                    65,630                 77,121
Amortization                                  (206,831)              (186,033)
Other                                                0                      0
                                               -------                -------
                                               503,471                467,978

Less:  Valuation Allowance                    (379,471)              (343,978)
                                              ---------               -------
                                              $124,000               $124,000
                                               =======                =======

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ATRIX INTERNATIONAL, INC.



Date:  May 7, 1998                          /s/ Steven D. Riedel
                                            -------------------------------
                                            Steven D. Riedel
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            /s/ Dean L. Gerber
                                            -------------------------------
                                            Dean L. Gerber
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                            ATRIX INTERNATIONAL, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1998



ITEM NO.                            ITEM                      METHOD OF FILING
-------                             ----                      ----------------
27.1                  Financial Data Schedule for the
                      quarter ended March 31, 1998              Filed herewith

27.2                  Amended Financial Data
                      Schedule for the quarter ended
                      December 31, 1997                         Filed herewith