Form 10KSB
period 1998-06-30
ATRIX INTERNATIONAL INC
filed 1998-09-28
CIK 831532

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------
                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
       For the fiscal year ended:                Commission file number:
              June 30, 1998                               0-18880

                          -----------------------------
                            ATRIX INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)
            Minnesota                                    41-1591075
    (State of Incorporation)                (I.R.S. Employer Identification No.)
    14301 Ewing Avenue South
         Burnsville, MN                                     55306
      (Address of principal                              (zip code)
       executive offices)

       Registrant's telephone number, including area code: (612) 894-6154

                          -----------------------------
             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common Stock, par value $.04 per share
                          -----------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended June 30, 1998 were $4,199,116.

         As of September 15, 1998, 1,413,449 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average closing bid and asked prices of the Common Stock at that date, as reported by NASDAQ), excluding shares owned beneficially by officers and directors, was approximately $1,855,152.

================================================================================

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

         The Company manufactures and markets a modular device, called the R3 Copy Control System, that is installed on a copy machine to remotely read, record or report a number of specific events and automatically transmit the data to a central computer or a standard telephone line. This product serves a market which the Company believes is generating approximately $100 million in sales annually. The Company also sells two software packages which enhance the sales and reporting capabilities of the R3 Copy Control System. WinTrax - TR is a transactional based software system for the legal, public relations and Copy Center markets. WinTrax - PNP is a notebook software package allowing the user to automatically retrieve, format and report data from R3 Copy Control modules. The Company negotiated a five year non-exclusive agreement with Pitney Bowes for the R3 Copy Control System which has a term through September, 1995. Atrix has been issued a U.S. patent application covering certain aspects of the R3 Copy Control System.

         The Company has developed and is marketing the A-Trax Production Monitoring System, a new remote metering and monitoring product for the plastics molding industry. This product is a retro-fit system permitting plastic plants to install units onto existing molding machines. Up to 128 units can be networked together with the Company's unique A-Trax software package. The A-Trax software is a Windows 95 based system, that is in real time communication with the remote M1 meters. It gathers information regarding production counts, pressure or temperature alarms, and start or stop times. From this information A-Trax generates real time reports for operation productivity, plant efficiency, and parts count. Because it was developed from the R3 copy technology the Company believes it is very competitively priced and will provide a platform to expand into this estimated $40 million annual plastics monitoring market. The Company filed a U.S. patent application covering certain aspects of this system in April of 1997 and was notified by the U. S. Patent and Trademark office in July of 1998 that its patent has been approved to issue.

         The Company has developed and is currently manufacturing and marketing a line of field service vacuum cleaners for capturing toner from copy machines. Atrix currently has five models of vacuum cleaners which vary in size and capacity. All of the models are available with a rubber flex neck, crevice tool, detachable crevice tool brush and stretch hose, which are statically dissipate for maximum static protection. The Company believes that its Omega vacuum is the lowest price full sized field service vacuum available in the market. Additionally, the Omega vacuum offers finer filtration, and is quieter and more durable than competitive models. The Company also manufactures and markets a Universal Filter for toner vacuums that is compatible with 3M, Eltrex, and Ulti Vac vacuums. This unique product has better retention than the competitors products and is priced aggressively. The Company has been issued a design patent covering this filter by the U.S. Patent and Trademark Office.

         Since 1981, Atrix has distributed tools, custom tool kits and related products to field service technicians for servicing office machines, computers, and telecommunication products. The Company has developed what it believes to be a unique procedure for supplying customers with specialized tools by providing custom catalogs with competitive pricing for Fortune 2000 Companies.

PRODUCT AND SERVICES

         The Company's products and services consist of the following:

         o        R3 Copy Control System and Software
         o        A-Trax Production Monitoring System
         o        Vacuum Cleaners, Cleaning Equipment and Supplies
         o        Hand Tools and Custom Tool Kits
         o        Static Protection Products
         o        Instrumentation
         o        Specialty Tools

         R3 COPY CONTROL SYSTEM
         ----------------------

         The R3 Copy Control System is a modular device that is installed on a copy machine to remotely read, record and report a number of specific events and automatically transmit the data to a central computer over a standard telephone line. The copy control system is available in four configurations. Depending on the model, the copy control system can provide some or all of the following functions:

         o Meter reading for reporting the number of copies made for billing purposes, scheduling preventive maintenance and/or measuring usage of supplies

         o Service enable/disable to permit an operator to remotely disable and enable the machine

         o Control the access and to account for copy usage by user, group and division

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

         In April of 1994, Atrix completed a study of the remote metering market and decided to start an effort to develop products, based in its R3 technology, for the Copy Control market which the Company believes is generating approximately $100 million in sales annually. The Company negotiated a five year non-exclusive agreement with Pitney Bowes for its new copy management system which has a term through September, 1999. Atrix has been issued a U.S. patent application covering certain aspects of the R3 Copy Control System .

         During fiscal 1996, the Company introduced two new software packages to enhance the sales of the R3 Copy Control product line. WinTrax - TR, a transactional based system for the legal, public relations, and copy center market was released in March of 1996. Atrix has installations at several large commercial customers and numerous federal government departments. This unique software package permits end users to automatically extract data from Copy Control units and formats the data into meaningful reports for the user. The Company believes that this provides a strong competitive edge over known competition.

         In March of 1998, the Company shipped its initial order of R3 Copy Control products including a new automated proximity card input to the U.S. Department of Agriculture. This initial product shipment was for 48 units, and the Company believes that the account has the potential to grow significantly.

         The R3 copy control system is priced competitively over traditional copy machine control devices. The retail price ranges from $175 to $930, depending on the configuration.

         Copy Control products accounted for approximately 5% of net sales in fiscal 1998 and 6% in fiscal 1997.

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

         The Company filed a U.S. patent application covering certain aspects of the A-Trax System in April of 1997, and was notified by the U.S. Patent and Trademark office in July of 1998 that its patent has been approved to issue.

         Atrix believes that the A-Trax System will be competitively priced in this estimated $40 million annual market. The suggested retail price for an M1 is $1,495 and the A-Trax software sells for $7,500 per installation.

         Presently, the Company has two installations operating at plastic injection molding facilities in the Minneapolis, Minnesota area. At the original beta site installation, 34 M1's are networked together and communicating with one central personal computer. The second installation site currently has 8 units networked together.

         VACUUM CLEANERS, CLEANING EQUIPMENT AND SUPPLIES
         ------------------------------------------------

         Every equipment service business needs cleaning supplies and equipment for the maintenance of office equipment and other products. These supplies include vacuum cleaners, solvents, detergents, towels and optical cleaners.

         The Company has developed and is currently manufacturing and marketing a line of field service vacuum cleaners for capturing toner from copy machines and laser printers. Atrix currently has five models of vacuum cleaners which vary in size and capacity. The Atrix Express model is the smallest vacuum and is designed for small offices or field service technicians who generally walk from job to job. The AAA model is a medium-sized vacuum and is one of the Company's more popular models. The HCTV is a large capacity vacuum for use with large volumes of toner or developer and is designed for use by in-house servicing technicians. The HCTV has 3.5 or 5 gallon disposable toner filter. The UK model is a medium-sized vacuum designed for the European market and targeted to high volume service and laser cartridge recyclers. The three domestic models have high capacity filters that are able to trap particles as small as 0.3 micron. All of the models are available with a rubber flex neck, crevice tool, detachable crevice tool brush and stretch hose, which are statically dissipate for maximum static protection. Atrix also sells these utensils separately. The personal, AAA and UK models have UL, CSA, CE, and TUV approval.

         In March of 1996 Atrix began developing a vacuum based on the experience it gained from the Porous Media acquisition in November 1995. This vacuum line -The Omega Series - combines the best features of the Atrix AAA vacuum, the Porous Media vacuum, and other vacuums being marketed. The Company believes that the Omega vacuum is the most efficient, safest, and quietest vacuum available within its price range. Additionally the Company has added features that position the new Omega series to be sold into the asbestos and lead abatement markets as well as the industrial vacuum markets. The Omega is now the most popular model of the Atrix product line.

         Along with vacuum cleaners, the Company also supplies the other expendable cleaning supplies used by service technicians, such as solvents, detergents, towels and optical cleaners. These items are readily available from numerous alternative sources. Atrix has introduced a line of "universal" filters that can be used in toner vacuums of its major competitors, including 3M Corporation.

         The suggested retail prices for the Company's vacuum cleaners range from $150 to $465, depending on the model. Atrix believes that its personal model is the lowest priced static-free, micro toner vacuum on the market.

         Vacuums, cleaning equipment and supplies accounted for approximately 46% and 34%, respectively, of net sales in fiscal 1998 and 1997.

         HAND TOOLS AND CUSTOM TOOL KITS
         -------------------------------

         The Company distributes hand tools and assembles and distributes customized hand tool kits to businesses engaged in servicing office and telecommunication equipment. These tools are generally manufactured by a third party and include such tools as screwdrivers, pliers, wire strippers, wrenches, files, chisels, crimpers, gauges, hammers, knives and ratchets. Customers that purchased more than $50,000 of products in fiscal 1998 include Avnet Industrial, Unisys, OCE Office Systems, Sears, Hewlett Packard, Longs Ltd., Ames Supply, and Ikon Office Solutions. Sales to these customers currently comprise approximately 80% to 90% of the Company's sales of tools and tool kits. For many of these customers, servicing of their products has become and is an important part of their revenues.

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

         Tools and tool kit revenues accounted for approximately 33% and 38%, respectively, of net sales in fiscal 1998 and 1997.

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

         Static protection products accounted for approximately 5% and 4% respectively, of net sales in fiscal 1998 and fiscal 1997. Sales of static protection products have increased recently as the computer industry has improved and manufacturers seek to comply with ISO 9000 standards.

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

         Instrumentation accounted for approximately 4% and 14%, respectively, of net sales in fiscal 1998 and 1997.

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

         The Company's gross margins on specialty tools range from 40% to 60%. Specialty tools accounted for approximately 5% and 3% respectively, of net sales in fiscal 1998 and 1997.

MARKETS
-------

         The Company believes there is a developing market in several industries for the technology used in the new R3 Copy Control System. Initially, Atrix has focused on the copy machine market. In July of 1995, the Company introduced a new version of the R3 Copy Control System at the NOMDA show in Las Vegas. This new product features the ability to accumulate date stamped transactions for detailed billing and accounting. It is estimated that over $100 million of copy control products are shipped annually, and Atrix began shipping product into this market in March of 1995.

         Based on the number of field service technicians and an assumed usage rate of vacuum cleaners, Atrix estimates the world-wide market for vacuum cleaners and filters used in the maintenance of office equipment to be approximately $15 - $20 million annually.

         The A-Trax Production Monitoring System was developed as a spin-off from the R-3 Copy Control technology to serve the needs of the plastic injection molding industry. The market focus for the A-Trax System targets smaller molding operations with a mixture of five to forty injection or blow molding machines by various equipment manufacturers and typically more than five years old. According to industry surveys, there are over 12,000 custom or captive injection molding facilities in the United States. The industry is very competitive and production costs are a great concern to owners and managers. Additionally, Atrix is identifying alliances with Enterprise Requirement Planning (ERP) software firms that require more specific shop floor productivity and cost data for plastics processes to complement their own systems.

         The Company markets tools and tool kits, instrumentation, repair and replacement parts, and cleaning equipment and supplies to field service technicians for servicing office products, computers, and telecommunication equipment. This market has continued to grow as the use of copy machines, printers, FAX machines, personal computers, digital key sets and other office and telecommunication equipment has increased throughout the workplace. The growth of this market must be supported with trained field service technicians who are generally responsible for installation and removal, maintenance and repair, rehabilitation and upgrading, parts and consumable supplies, and operator training and technical support. Atrix believes that as the U.S. economy grows and shifts to a service economy, the opportunities for companies that provide office machine service and support, like Atrix, will increase.

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

SALES AND MARKETING
-------------------

         The Company's customers include manufacturers, dealers and purchasers of office equipment. The Company maintains active personal contact with its current customers, as well as prospective customers, by telephone, through personal visits and at trade shows. Atrix also occasionally places advertisements in trade journals, such as Field Service Manager and Business Technology Association. Atrix also sells certain of its products through major office supply catalogs; currently products are sold through eight domestic catalogs and six European catalogs. The Company's sales strategy is to persuade potential customers that the Company's products and services will benefit the customer's present method of doing business, and that the Company's products and services have significant advantages over the products and services of competitors.

         Atrix has invested in a desk top publishing system to produce customized catalogs for large customers. The customized catalogs typically contain tools, vacuum cleaners, cleaning supplies, instrumentation and various other products which are frequently purchased by the customer. The Company has produced customized catalogs for Ricoh, Alco Standard, Danka, Diebold and Unisys. The Company also plans to offer customized catalogs to other large customers.

         Atrix currently employs six people in sales and marketing positions, all of whom are located in the Minneapolis, Minnesota area. Three of the six are outside salespeople who are responsible for calling directly on larger customers to stimulate business using outside catalogs. Atrix has also appointed nine U.S. distributors and seven international distributors for distribution of the Omega vacuum for maintenance of office equipment and seven distributors for distribution of the Omega vacuum for the asbestos and lead abatement industry.

         In Europe, sales are made through seven independent European distributors and two sales representatives in Germany. Atrix has also appointed nonexclusive distributors covering Australia, Canada, Korea and South America. Atrix had foreign sales of approximately $749,000 (approximately 18% of net sales) and approximately $757,000 (approximately 13% of net sales) respectively, in fiscal 1998 and 1997. Since May 1994, the Company's vacuums have been carried in one of Europe's largest office equipment catalogs, MICROWAREHOUSE. In September of 1997, the Company added a part-time sales person specializing in international sales. Effective July 1998, the Company's vacuums are also included in the Global catalog which has a distribution of 35,000,000 catalogs in seven different countries. The Company anticipates that foreign sales will continue to be a significant part of its business.

MAJOR CUSTOMERS AND DISTRIBUTORS
--------------------------------

         In fiscal 1997, the Company had one customer that accounted for 11% of total sales. The loss of this customer could have a material adverse effect on the Company. Important customers and distributors include: Ames Supply, Aramsco, Pitney Bowes, Hewlett Packard, FSI, Inmac Corporation, Ipco, Leco, Katun Corporation, McMaster Carr, OCE, Sears, Global Directmail, Unisys Corporation, Mills, Seldrum, Longs International and Xerox.

         The Company generally conducts business with its customers with letter agreements, contracts and/or purchase orders.

COMPETITION
-----------

         The Company's R3 Copy Control System faces substantial competition in this area of its business from companies seeking to provide automated billing and tracking of office machine usage using other technologies.

         The A-Trax System is competitively positioned to offer many data gathering features offered by competitors, but at a significant cost savings. Competitve systems range from $5,000 to $12,000 per molding machine and require technical personnel to monitor, gather and interpret data. The A-Trax System varies from $2,000 to $3,000 per machine and is designed to be used by machine operators with little computer savvy. Competitors include Hunker Labs, RKG, Solid Controls and Nicollet Process Engineering.

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

RESEARCH AND DEVELOPMENT
------------------------

         The Company's research and development activities are generally focused in two areas: designing specialty tools and cleaning equipment in response to specific customers or industry needs, and the design and development of software and hardware to further the acceptance of the R3 Copy Control System and the A-Trax Production Monitoring System. The demand for these products continue to grow for the following reasons:

         o New and existing electronic equipment generates demand for new servicing tools And equipment

         o New products and technology for the office environment, such as laser printers, fax machines, and multi-purpose copiers, printers, fax machine create a demand for new real time reporting systems.

         Atrix has developed several new products, including:

         o The Universal toner filter that can be used in 3M, Eltrex, Ulti Vac and Atrix AAA Vacuums.

         o  The Omega vacuum cleaner introduced in June of 1996.

         o  The copy management system packages WinTrax - TR and WinTrax - PNP.

         o The new A-Trax Production Monitoring System for the plastics industry.

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

PATENTS AND PROPRIETARY PROTECTION
----------------------------------

         The Company has been issued a U.S. design patent relating to certain features of its universal vacuum filter product. In addition, in September 1997, the Company was issued a utility patent covering certain aspects of the Company's R3 Copy Control System. In May 1997, the Company applied for a U.S. patent covering certain aspects of its new A-Trax Production Monitoring System. In July of 1998, the Company was notified by the U.S. Patent and Trademark Office that a utility patent covering certain aspects of the Company's A-Trax System has been approved to issue. There can be no assurance, however, that any patents granted will be valid or otherwise of value to the Company. The Company currently relies on trade secret law to protect its rights to proprietary information. No assurance can be given, however, that the Company will be successful in maintaining the confidentiality of its proprietary information. In the absence of valid patent or trade secret protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while the Company believes that is has all rights necessary to manufacture and sell its products without infringement of patents or other rights held by others, the Company has not conducted a formal infringement search and there can be no assurance that such conflicting rights do not exist.

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

EMPLOYEES
---------

         As of June 30, 1998, the Company had 24 full-time employees, 3 in management, 4 in administration, 3 in research and development, 8 in sales and marketing and 6 in manufacturing and warehouse. In addition, the Company had 5 part-time employees, 1 in sales and 4 in manufacturing and warehouse. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES
----------

         The Company's facilities are located at 14301 Ewing Avenue South, Burnsville, Minnesota 55306, and consist of approximately 37,500 square feet of office, manufacturing and warehouse space. The Company leases this space pursuant to a lease which provides for rent of approximately $16,616 per month (including operating expenses and real estate taxes). The lease expired in 1998, and is currently being extended on a month to month basis. The Company anticipates that it will be able to find suitable space at another location on satisfactory terms if it chooses not to extend the lease.

ITEM 3.  LEGAL PROCEEDINGS

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the Nasdaq SmallCap Market. The table below sets forth, for the periods indicated, the high and low bid prices for the Company's common stock as reported by the Nasdaq Small Cap Market. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


FISCAL YEAR 1998                                     HIGH              LOW
                                                     ----              ---

First Quarter (from July 1, 1997)                    2 1/2            1 7/8
Second Quarter                                       3 1/2            1 1/4
Third Quarter                                        3 1/2            1 3/8
Fourth Quarter                                       3 1/8            1

FISCAL YEAR 1997                                     HIGH              LOW
                                                     ----              ---

First Quarter (from July 1, 1996)                    3 1/2            2 1/4
Second Quarter                                       3 1/4            2
Third Quarter                                        3 1/4            2
Fourth Quarter                                       3                2

Common Stock prices for fiscal year 1997 and first and second quarter of fiscal year 1998 have been restated to reflect 1- for- 4 reverse stock split, effective December 16, 1997. See Note 9 to the Company's financial statements. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NET SALES
---------

Net sales decreased by $1,602,184 or approximately 28% to $4,199,116 in fiscal 1998 from $5,801,300 in fiscal 1997 and $6,028,427 in 1996. The primary reason for the decrease in sales during 1998 was a decrease in the lower margin distribution sales, as discussed below.

Sales of manufactured products were $2,399,671, $2,377,175, and $2,268,508 in 1998, 1997 and 1996, respectively. The primary reason for the increase in manufacturing sales was increased shipments of special assemblies, as the Company expands its product offerings in this area. The Company anticipates manufactured product sales will increase in fiscal 1999.

Distribution sales were $1,563,771, $3,048,152, and $3,384,882 in 1998, 1997 and
1996, respectively. The decrease in fiscal 1998 was primarily due to a significant reduction in sales of both loose tools and instrumentation to Avnet and AT&T, both formerly major customers. The Company does not anticipate significant sales to either of these customers in the foreseeable future. See discussion in other income regarding the Avnet arbitration settlement. The reduction in distribution sales from fiscal 1996 to fiscal 1997 was also due to reduced sales to these two customers. The Company believes distribution sales will increase in fiscal 1999, over the fiscal 1998 level, but does not expect sales to increase to the level of prior years in the foreseeable future.

For fiscal 1998, sales of Copy Management products fell by 33% over sales of $322,246 in the prior year. Sales of Copy Management products decreased in fiscal 1998 as a result of decreased sales to Pitney Bowes, a major copy control customer which reduced inventory levels for a variety of products. The decrease in sales in fiscal 1997 from 1996 was due to sales in fiscal 1996 including a nonrecurring inventory stocking shipment of approximately $100,000 from Pitney Bowes that was not replicated in fiscal 1997. The company expects sales of Copy Management products to increase in fiscal 1999.

Sales of M1 systems were $19,902, $53,727 and $20,000 in 1998, 1997 and 1996, respectively. The sales decrease in fiscal 1998 results from fiscal year 1997 including a large initial beta site shipment. Product definition and development continued through fiscal 1998, which included one additional installation. The Company expects M1 sales to increase in fiscal year 1999 as it continues to implement marketing strategies for this product.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                                     YEARS ENDED JUNE 30,

PRODUCT LINE                   1998         1997         1996
                            ----------   ----------   ----------
Vacuums and Supplies        $1,932,164   $1,955,070   $1,759,366
ESD Equipment                  226,270      216,461      234,285
Circuit Board Cases             23,287       29,057       67,935
Special Assemblies             217,950      176,587      206,922
                            ----------   ----------   ----------
TOTAL MANUFACTURING          2,399,671    2,377,175    2,268,508
                            ----------   ----------   ----------

Loose Tools                  1,063,175    1,930,572    2,292,800
Tool Kits                      324,113      296,325      376,869
Instrumentation                176,483      821,255      715,213
                            ----------   ----------   ----------

TOTAL DISTRIBUTION           1,563,771    3,048,152    3,384,882
                            ----------   ----------   ----------

Copy Control Monitor           215,772      322,246      348,598
Royalties                            0            0        6,439
Injection Molding Monitor       19,902       53,727       20,000
                            ----------   ----------   ----------
Total Sales                 $4,199,116   $5,801,300   $6,028,427
                            ----------   ----------   ----------

GROSS PROFIT
------------

The gross profit margin as a percentage of sales was 32% in 1998 and 29% in both 1997 and 1996.

The gross profit margin increased in 1998 from 1997 due primarily to changes in the Company's product mix, changing from the less profitable distribution to the more profitable manufactured products. The gross profit margin on manufactured products increased 2% in fiscal 1998 over fiscal 1997. The gross margin on total distribution sales increased 4.2% in fiscal 1998 as low margin sales to Avnet and AT&T, both former major customers, were reduced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses were $1,571,274, $1,642,760 and $1,630,934 in 1998, 1997 and 1996, respectively, which were 37%, 28%, and 27% of sales for the years 1998, 1997 and 1996, respectively. Selling, general and administrative expenses as a percentage of sales, increased due to the decline in sales as discussed above. The primary components of selling, general and administrative expense are salaries, commissions, employee benefits, research and development, retirement benefits, rent and insurance.

The decrease in expenses in fiscal 1998 was due to a decrease of $90,000 in retirement benefits as fiscal 1997 expenses included a one-time charge for future retirement benefits for a retired executive. Sales commissions and catalog expense also decreased $35,000 and $21,000, respectively from the prior fiscal year. These expense reductions were partially offset by an increase in legal and investor relations expenses of $62,000. Research and development costs also increased $25,000 in fiscal 1998 due to increased development of new and existing products. The Company expects operating expenses as a percentage of sales to be lower in fiscal 1999 due to a combination of increased sales and lower expenses.

INCOME/LOSS FROM OPERATIONS
---------------------------

The Company incurred a loss from operations in 1998 of $211,105, compared to income from operations of $57,813 and $142,896 for 1997 and 1996, respectively. The 1998 loss from operations is attributed primarily due to decreased distribution sales to Avnet and AT&T, both formerly major customers. The decrease in income from operations in 1997 over 1996 is primarily due to decreased revenues and slightly higher expenses.

INTEREST INCOME/(EXPENSE), NET
------------------------------

Net interest income/(expense) was $26,320, $18,540 and ($2,227) in 1998, 1997 and 1996, respectively. The increases in net interest income in fiscal 1998 and 1997, is primarily due to minimizing line of credit draws by applying available cash balances against the line of credit on a daily basis.

OTHER INCOME
------------

Other income in 1998, consists primarily of income of $176,750 from a settlement that the Company reached regarding a breach of contract action filed in December, 1997 against its formerly largest customer. In addition to a cash settlement, the Company retains ownership of most of the inventory it purchased for the customer and will realize additional cash as the inventory is sold.

INCOME TAXES
------------

At June 30, 1998, the Company has net operating loss and tax credit carryforwards of $1,340,975 for income tax purposes which expire in the years 2003 to 2008. The Company did not recognize any significant income tax expense during 1996 or 1997 due to utilization of available net operating loss carryforwards.

NET INCOME
----------

The net loss in 1998 was $62,970 compared to net income of $200,870 and $144,041 for 1997 and 1996, respectively. The decrease in net income from fiscal 1997 to 1998 of $263,840 was due to the factors discussed above. The increase in net income from 1996 to 1997 of $56,829 was primarily due to the tax carryforward benefit of $124,000 which the Company recognized in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and marketable securities at June 30, 1998 were $1,484,758 compared to $1,715,571 at June 30, 1997. Working capital increased to $1,791,067 from $1,766,717 at June 30, 1997. The current ratio as of June 30, 1998 and 1997 was 2.4 and 2.2, respectively.

In October 1997, the Company renewed its working capital line of credit with Riverside Bank at an interest rate of prime. The borrowing base under the line of credit is the lesser of (a) $1,000,000 or (b) the sum of (I) 75% of eligible accounts receivable plus (ii) 50% of eligible inventory. As of June 30, 1998, credit line advances were $775,000. The terms of the line of credit require the Company to maintain tangible net worth of at least $1,900,000 and a liabilities to tangible net worth ratio of less than 1.5. The line of credit is secured by the Company's assets. The line of credit has an initial term that expires in October 1998, but is due on demand at any time. The Company is required to pay accrued interest on a monthly basis. As of June 30, 1998, the remaining borrowing availability was $33,744.

Cash used by operations was $33,757 in fiscal 1998, as compared to cash provided by operations of $521,358 in 1997. The decrease in 1998 was due primarily to the net loss incurred and an increase in accounts receivable resulting from the breach of contract settlement, which was recorded but not received in fiscal 1998. The Company also used cash in fiscal 1998 as it reduced both long term debt and its bank line of credit utilization.

The Company's plans for the fiscal year ending June 30, 1999 do not call for additional capital. The Company plans to finance its operations for the fiscal year ending June 30, 1999 with working capital and bank borrowing, if necessary. The Company expects to generate cash from operations during fiscal 1999 by increasing sales, improving gross profit margins and controlling operating expenses. The

Company believes that funds generated from operations and borrowings available under the line of credit will be adequate to meet the Company's working capital requirements for the foreseeable future.


YEAR 2000 COMPLIANCE

Atrix is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company's internal accounting systems are year 2000 compliant. The new release of the Company's Wintrax III product which is in Beta testing, is also Year 2000 compliant. Additional tests are being made on internal personal computers, phone system, and alarm system to verify compliance. Atrix does not expect the cost to modify its information technology infrastructure to be Year 2000 compliant to be material to its financial condition or results of operations.

Atrix uses outside vendors to supply its most significant data processing software. These vendors have indicated their products are Year 2000 compliant or will be Year 2000 compliant in the near future. Atrix does not currently have any information concerning the Year 2000 compliance status of its key suppliers and customers. In the event that any of Atrix's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, Atrix's business or operations could be adversely affected. Atrix's Year 2000 compliance plan will address the Year 2000 compliance status of key suppliers, customers and other third parties.

ITEM 7.  FINANCIAL STATEMENTS

The following Financial Statements and Independent Accountants Report thereon are included in this report on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Accountants                                             31

Balance Sheets as of June 30, 1998 and 1997                                   32

Statements of  Operations for the years ended June 30, 1998, 1997, and 1996   33

Statements of Shareholders' Equity for the years ended June 30, 1998, 1997,
 and 1996                                                                     33

Statements of Cash Flows for the years ended June 30, 1998, 1997, and 1996    34

Notes to Financial Statements                                            35 - 42

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         A. Directors of the Company.

                                                                        DIRECTOR
NAME                         AGE        POSITION                           SINCE
----                         ---        --------                           -----

W. William Bednarczyk         54    Chairman of the Board of Directors      1984

Clifford B. Meacham           64    Vice Chairman of the Board of           1981
                                    Directors

Steven D. Riedel              55    President, Chief Executive Officer,     1993
                                    and Director

William E. Bennett            52    Director                                1986

Charles J. B. Mitchell, Jr.   57    Director                                1992

Les Eck                       65    Director                                1996

John C. Hey                   53    Director                                1997


         W. WILLIAM BEDNARCZYK has been director of Atrix Tool, Inc. since 1984 and has been Chairman of the Board since 1991. Since 1988, Mr. Bednarczyk has been president of Bednarczyk Business Services, which is engaged in management consulting and private investment activities. From 1984 to 1988, Mr. Bednarczyk was president of Human Asset Management, Inc. an employee/labor relations consulting firm in Edina, Minnesota.

         CLIFFORD B. MEACHAM founded the Company and has been a Director of the Company since that time. In April of 1996, Mr. Meacham retired from active employment with the Company. Mr. Meacham is an engineer, having graduated from the Utica Institute of Technology, Utica, New York in 1952. Prior to founding Atrix Tool, Inc., Mr. Meacham was the President and General Manager of CACO Incorporated and Airport Industrial Machine Corporation (AIMC) in Lakeville, Minnesota for 16 years. CACO was a general-line tool distributor and AIMC was a manufacturer job shop engaged in the design and manufacture of special tools, vacuum tables and concrete scarifies.

         STEVEN D. RIEDEL joined Atrix International as president on December 8, 1992. He became Chief Executive Officer and was elected to the Board of Directors in May of 1993. He also was served as Chief Financial Officer from November, 1993 to August, 1997. Prior to that he was President and Chief Executive Officer of Enercon Data, an energy management and lighting control company located in Edina, Minnesota. Mr. Riedel also was employed by Northern Telecom as Vice President of Product Management for IOS division in Minneapolis. Previously, he held numerous management positions with Burroughs Corporation with the most recent being Regional Sales Manager for the 15 state Midwest region. He is also an active member of Norex, an organization for CEO's of companies within the greater metropolitan area. Mr. Riedel is also a principal owner of SCI Enterprise, a personal computer VAR located in Edina, MN.

         WILLIAM E. BENNETT has been a Director of the Company since January 1986. Mr. Bennett is licensed as an attorney and as a certified public accountant in Minnesota and has acted as an independent consultant since August 1991. Mr. Bennett was general counsel and chief financial officer of I.C. Systems, Inc. of St. Paul, Minnesota, a collections agency, from October 1985 to August 1991. Prior to that time, he was a partner in the accounting firm of Main Hurdman (now KPMG Peat Marwick) of Minneapolis, Minnesota.

         CHARLES J.B. MITCHELL, JR. has been a director of the since April 1992. Mr. Mitchell is currently President and CEO of Automotive Systems International, Inc., a major manufacturer of metal exhaust and safety components for the OEM automotive manufacturing industry. From 1985 to 1991, Mr. Mitchell was president and chief operating officer of Alta Acquisition Corporation. From 1973 to 1985, Mr. Mitchell was with Wheelabrator-Frye, Inc. as president of Sinclair and Valentine Worldwide and Fry Copysystems.

         LES ECK has been a Director of the Company since October 1996. Mr. Eck is the former President and Chairman of the Board of Directors of Haldeman-Homme, Inc., a distributor of industrial and institutional products, and through their Anderson-Ladd division, a provider of commercial and residential hardwood flooring. Mr. Eck was employed by Haldeman-Homme for 39 years in a variety of sales and management roles. During his business career, he also served in the Army Reserve Command. Mr. Eck has been active in a number of civic and professional organizations and served on the dealer advisory councils of several of his company's suppliers. Mr. Eck has a degree in Forestry from the University of Minnesota and is a graduate of the Army Command and General Staff College.

         JOHN C. HEY is President of Ikon OfficeSolutions-Minnesota. Mr. Hey has been in the office products industry in a variety of sales and management roles for 25 years. He began his career with D. C. Hey Company in 1973 and became President in 1984. In 1988, D. C. Hey was acquired by Alco Standard Corporation. Recently, Alco changed its name to Ikon Office Solutions. Prior to that, he was employed by the Campbell Soup Company. In addition, Mr. Hey has been active in a number of civic and professional organizations located in the Twin Cities area.

         B. Executive Officers of the Company.

The Company's executive officers and their ages along with the offices held as of September 15, 1998, are as follows:

NAME                      AGE         POSITION
----                      ---         --------

Steven D. Riedel          55          President, Chief Executive Officer,
                                       and Director

Clifford B. Meacham       64          Vice Chairman of the Board of Directors

Dean L. Gerber            42          Vice President and Chief Financial Officer

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

         C. Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1998, all directors, officers or beneficial owner of greater than 10% of the Company's Common Stock filed on a timely basis the forms required by Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION AND OTHER BENEFITS

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company. No other executive officer of the Company earned over $100,000 in the fiscal year ended June 30, 1998.

SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                   Compensation
                                                         Annual Compensation          Shares
    Name and                                                          Other Annual  Underlying
Principal Position                    Fiscal year   Salary    Bonus   Compensation  Options (#)
------------------                    -----------  --------  -------  ------------  -----------
Steven D. Riedel                         1998      $117,000  $ 0         $4,800(1)    2,500
President and Chief Executive Officer
                                         1997      $111,300  $ 0                      2,500

                                         1996      $104,583  $19,500                  1,250

(1) Consists of a car allowance of $400 per month.

OPTION GRANTS AND EXERCISES

         The following table summarizes option grants during fiscal 1998 to the executive officer named in the Summary Compensation Table above.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------

                                 % OF TOTAL
                   NUMBER OF       OPTIONS
                     SHARES      GRANTED TO   EXERCISE
                   UNDERLYING     EMPLOYEES    OR BASE
                     OPTIONS      IN FISCAL     PRICE        EXPIRATION
NAME              GRANTED(#)(1)     YEAR       ($/SH)           DATE
----              -------------     ----       ------           ----

Steven D. Riedel      2,500         11.1%       $2.24       July 1, 2007

(1) The options were granted under the Company's 1994 Stock Option Plan. The foregoing options become exercisable at the rate of 20% of the number of shares covered by such option on the date of grant and 20% on each of the next four anniversary dates of the grant of such option, so long as the executive remains employed by the Company or one of its subsidiaries. To the extent not already exercisable, options under the plan become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their term. See "Compensation and Other Benefits Change in Control and Severance Agreements."

The following table summarizes the options values held by the executive officer named in the Summary Compensation Table at June 30, 1998.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                     NUMBER OF SHARES UNDERLYING     VALUE OF UNEXERCISED
                       UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS
                           JUNE 30, 1998                 JUNE 30, 1998
                          -----------------              -------------

NAME                 EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 -----------  -------------    -----------  -------------

Steven D. Riedel(1)     47,500       2,500              0             0

(1) No options were exercised by Mr. Riedel in the fiscal year ended June 30, 1998, and all of the options held by Mr. Riedel have an exercise price greater than the fair market value of the Common Stock as of June 30, 1998. The exercise price may be paid in cash, or in the Board of Director Committee's discretion, in shares of the Company's Common Stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the executive provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus applicable withholding taxes. The Board of Directors also has a discretion to grant a supplemental cash bonus to an optionee in connection with the grant or exercise or an option.

DIRECTOR COMPENSATION

Directors who are not employees of the Company generally receive $350 per board meeting and $200 per committee meeting for their services.

The 1994 Stock Option Plan also contains an automatic grant provision pursuant to which non-employee directors are automatically granted options to purchase shares of common stock. Any non-employee director who is initially elected to the Board will receive an option to purchase 6,250 shares of common stock which will vest, on a cumulative basis, with respect to 1,250 shares on June 30 first following such initial election and one June 30 each year thereafter. William Bednarczyk, in his capacity as Chairman of the Board, was also automatically granted an option to purchase 2,500 shares of Common Stock which has vested with respect to 2,000 shares and will vest, on a cumulative basis, with respect to 500 shares on June 30, 1999. In addition, each subsequent Chairman of the Board (if such person is not an employee of the Company) will automatically be granted an option to purchase 2,500 shares of Common Stock which will vest, on a cumulative basis, with respect to 500 shares beginning on June 30 following such election and on June 30 of each year thereafter. These options have a term of ten years and an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.

Effective April 1, 1996, the Company entered into a Supplemental Retirement Benefit Agreement with Clifford Meacham, a director and former officer of the Company. Under this agreement, the Company has agreed to pay Mr. Meacham $2,800 per month through February 1999. If Mr. Meacham dies prior to February 1999, the remaining monthly payments will be made to his spouse. If Mr. Meacham is not married at the time of his death, there is no further beneficiary.

In addition, the Company has granted in the past, and may grant in the future, options to non-employee directors for service beyond that generally provided by a non-employee director.

CHANGE IN CONTROL AND SEVERANCE AGREEMENTS

         Effective December 8, 1992, the Company entered into a letter agreement with Steven D. Riedel, pursuant to which he agreed to be employed as the president of the Company in December 1992 and Chief Executive Officer beginning in May 1993. Mr. Riedel is currently paid an annual salary of $117,000 and receives an automobile allowance of $400 per month. If the Company experiences a "change in control" prior to June 30, 1999 and within one year of such "change in control", either Mr. Riedel's employment is terminated by the Company, or Mr. Riedel decides for "good reason" to terminate his employment with the Company, then in either case, the Company is obligated to pay Mr. Riedel his then current annual base salary over a twelve month period in severance pay.

         On April 20, 1998, Mr. Dean Gerber, Vice President and Chief Financial Officer of the Company, entered into a severance agreement with the Company with terms similar to those described above for Mr. Riedel, except Mr. Gerber's severance payments are limited to 2/3 of his then current annual base salary.

         Under the Company's 1994 Stock Option Plan (the "Plan"), upon the occurrence of a "change in control" all outstanding options granted under the Plan will become and remain exercisable in full during their remaining terms regardless of whether the plan participants thereafter remain employees of the Company or a subsidiary. The acceleration of the exercisability of options under the Plan may be limited, however, if the acceleration would be subject to an excise tax imposed upon "excess parachute payments." Under the Plan, a "change in control" has occurred in the event of (a) the sale, lease, exchange or other transfer of all or substantially all of the assets of the Company (in one transaction or in a series of related transactions) to a corporation that is not controlled by the Company; (b) the approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company; (c) a merger or consolidation to which the Company is a party if the stockholders of the Company immediately prior to the effective date of such merger or consolidation have "beneficial ownership", immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing 50% or less of the combined voting power of the surviving corporation's then outstanding securities ordinarily having the right to vote at elections of directors; (d) any person becomes the "beneficial owner," directly or indirectly, of 50% or more of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors; (e) individuals who constitute the board of directors of the Company on the effective date of the Plan cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors comprising the board of directors of the Company on the effective date of the Plan (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be considered as though such person were a member of the board of directors of the Company on the effective date of the Plan; or (f) a change in control of the Company of a nature that would be required to be reported pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement. In addition, the Board, without the consent of any affected participant, may determine that some or all of the participants holding outstanding options will receive cash in an amount equal to the excess of the fair market value of such shares immediately before the effective date of the change in control over the exercise price per share of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 15, 1998, the beneficial ownership of Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each director and each nominee, (iii) each executive officer named in the Summary Compensation Table above and (iv) all officers and directors of the Company as a group. Securities reported as "beneficially owned" included those for which the persons listed have, alone or together with others, voting power or investment power. Voting power and investment power are not shared with others unless so stated.

                             SHARES OF COMMON STOCK
                             BENEFICIALLY OWNED (1)

NAME AND ADDRESS                    NO. OF SHARES            PERCENTAGE OF CLASS
--------------------------------------------------------------------------------

Jerry Mathwig                         345,500(2)                  24.4%
9031 Avila Circle
Eden Prairie, MN  55347


Clifford B. Meacham                   126,919(3)                   8.9%
14301 Ewing Avenue South
Burnsville, MN  55306


Steven A. McMichael                    78,125(4)                   5.5%
C/O Anthony Atwater Ltd.
P.O. Box 28
Waconia, MN  55387


Steven D. Riedel                       79,000(5)                   5.4%
14301 Ewing Avenue South
Burnsville, MN  55306


W. William Bednarczyk                  57,377(6)                   4.0%
Bednarczyk Business Services
601 Lakeshore Parkway, Suite 1140
Minneapolis, MN  55305


Charles J.B. Mitchell, Jr.             41,833(7)                   2.9%
Environmental Solutions
Wilson Ridge
7500 Flying Cloud Drive, Suite 740

Minneapolis, MN  55344


William E. Bennett                     13,094(8)                    *
4170 Myrle
White Bear Lake, MN  55110


Les Eck                                 2,500(9)                    *
Haldeman-Homme, Inc.
430 Industrial Boulevard
Minneapolis, MN  55413


John C. Hey                             1,250(10)                   *
4610 Morrland Avenue
Minneapolis, MN  55424


All Directors and Officers as         327,973(11)                 21.3%
a Group (8 persons)


(*)      Less than 1% of the outstanding shares.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Based solely on a Schedule 13D/A dated May 22, 1998 as filed by Mr. Mathwig with the Securities and Exchange Commission.


(3) Includes 2,500 shares which Mr. Meacham has the right to acquire pursuant to outstanding options exercisable within 60 days; and 13,125 shares which he has the right to acquire pursuant to outstanding warrants exercisable within 60 days.

(4) Based solely on Schedule 13G filed by Mr. McMichael with the Securities and Exchange Commission on January 14, 1991.

(5) Includes 47,500 shares which Mr. Riedel has the right to acquire pursuant to outstanding options exercisable within 60 days; and 4,375 shares which he has the right to acquire pursuant to outstanding warrants exercisable within 60 days.

(6) Includes 21,625 shares which Mr. Bednarczyk has the right to acquire pursuant to outstanding options exercisable within 60 days; and 5,208 shares which he has the right to acquire pursuant to outstanding warrants exercisable within 60 days.

(7) Includes 8,875 shares which Mr. Mitchell has the right to acquire pursuant to outstanding options exercisable within 60 days; and 5,208 shares which he has the right to acquire pursuant to outstanding warrants exercisable within 60 days.

(8) Includes 10,250 shares which Mr. Bennett has the right to acquire pursuant to outstanding options exercisable within 60 days. (9) Includes 2,500 shares which Mr. Eck has the right to acquire pursuant to outstanding options exercisable within 60 days.

(10) Includes 1,250 shares which Mr. Hey has the right to acquire pursuant to outstanding options exercisable within 60 days.

(11) Includes a total of 124,416 shares members of the group have the right to acquire pursuant to outstanding options and warrants exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

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

2. 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1994.

3. Letter agreement dated April 20, 1998 between Steven D. Riedel and the Company regarding a change in control of the Company. Filed herewith.

4. Letter agreement dated April 20, 1998 between Dean L. Gerber and the Company regarding a change in control of the Company. Filed herewith.


         (b) Reports on Form 8-K: None during the fourth quarter of the fiscal year ended June 30, 1998.

                           ATRIX INTERNATIONAL, INC.


                             FINANCIAL STATEMENTS

                            ATRIX INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                    CONTENTS


==================================================================

         REPORT OF INDEPENDENT ACCOUNTANTS                            31

         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 1998 and 1997                         32

                  Statements of Operations
                  June 30, 1998, 1997 and 1996                        33

                  Statements of Shareholders' Equity
                  Years ended June 30,1998, 1997, and 1996            33

                  Statements of Cash Flows
                  Years ended June 30, 1998, 1997 and 1996            34

         NOTES TO FINANCIAL STATEMENTS                                35-42

                        Report of Independent Accountants
                        ---------------------------------

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ATRIX INTERNATIONAL, INC.

In our opinion, the accompanying balance sheet and related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Atrix International, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
July 30, 1998

                                  BALANCE SHEET
                             JUNE 30, 1998 AND 1997

---------------------------------------------------------------------------------------------
                                                                      1998           1997
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $ 1,195,079    $ 1,386,514
    Marketable securities                                              289,679        329,057
    Accounts receivable, less allowance for doubtful accounts of
        $27,000 at both dates                                          706,010        543,091
    Inventories                                                        802,138        918,493
    Prepaid expenses                                                   117,230         94,315
                                                                   -----------    -----------
        Total current assets                                         3,110,136      3,271,470
                                                                   -----------    -----------

    Deferred income taxes                                              124,000        124,000
    Property and equipment, net                                        277,915        375,624
    Intangible assets, net                                              73,362         82,381
    Capitalized software development costs, net                        230,166        231,249
                                                                   -----------    -----------
        Total assets                                               $ 3,815,579    $ 4,084,724
                                                                   ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $   449,038    $   494,766
    Notes payable - bank                                               775,000        850,000
    Current maturities of long-term debt                                23,645         62,622
    Accrued liabilities                                                 71,386         97,365
                                                                   -----------    -----------
        Total current liabilities                                    1,319,069      1,504,753
    Long-term debt, net of current maturities                           90,803        111,294
                                                                   -----------    -----------
        Total liabilities                                            1,409,872      1,616,047
                                                                   -----------    -----------


SHAREHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 3,000,000
       shares authorized, no shares issued
    Common stock, $0.04 par value, 12,500,000
       shares authorized, 1,413,449
       shares issued and outstanding, at both dates                     56,536         56,536
    Additional paid-in capital                                       3,276,969      3,276,969
    Accumulated deficit                                               (927,798)      (864,828)
                                                                   -----------    -----------
        Total shareholders' equity                                   2,405,707      2,468,677
                                                                   -----------    -----------
        Total liabilities and shareholders' equity                 $ 3,815,579    $ 4,084,724
                                                                   ===========    ===========

    SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             STATEMENT OF OPERATIONS
                  FOR YEARS ENDED JUNE 30, 1998, 1997, AND 1996

----------------------------------------------------------------------------------------
                                                  1998           1997            1996
                                               -----------    -----------    -----------
Net sales                                      $ 4,199,116    $ 5,801,300    $ 6,028,427
Cost of sales                                    2,838,947      4,100,727      4,254,597
                                               -----------    -----------    -----------
   Gross profit                                  1,360,169      1,700,573      1,773,830
Selling, general and administrative expenses     1,571,274      1,642,760      1,630,934
                                               -----------    -----------    -----------
   Income (loss) from operations                  (211,105)        57,813        142,896
Interest income/(expense), net                      26,320         18,540         (2,227)
Other income                                       125,802                         1,990
                                               -----------    -----------    -----------
   Income (loss) before income taxes               (58,983)        76,353        142,659
Income tax expense/(benefit)                         3,987       (124,517)        (1,382)
                                               -----------    -----------    -----------
Net income  (loss)                             $   (62,970)   $   200,870    $   144,041
                                               ===========    ===========    ===========
Net income (loss) per share -
   basic and diluted                           $     (0.04)   $      0.14    $      0.10
Weighted average number of
   common shares outstanding                     1,413,449      1,413,449      1,385,374


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS



                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                   ADDITIONAL
                                       NUMBER                        PAID-IN     ACCUMULATED
                                      OF SHARES       AMOUNT         CAPITAL       DEFICIT         TOTAL
                                     -----------    -----------    -----------   -----------    -----------
Balance, June 30 1995                  1,300,533    $    52,019    $ 2,957,736   $(1,209,739)   $ 1,800,016

Warrants converted, net of related       112,916          4,517        319,233                      323,750
   expenses of $15,000

Net Income                                                                           144,041        144,041
                                     -----------    -----------    -----------   -----------    -----------

Balance, June 30, 1996                 1,413,449         56,536      3,276,969    (1,065,698)     2,267,807

Net Income                                                                           200,870        200,870
                                     -----------    -----------    -----------   -----------    -----------

Balance, June 30, 1997                 1,413,449         56,536      3,276,969      (864,828)     2,468,677

Net Loss                                                                             (62,970)       (62,970)
                                     -----------    -----------    -----------   -----------    -----------

Balance, June 30, 1998                 1,413,449    $    56,536    $ 3,276,969   $  (927,798)   $ 2,405,707
                                     ===========    ===========    ===========   ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                             STATEMENT OF CASH FLOWS
                  FOR YEARS ENDED JUNE 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                             1998           1997           1996
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                      $   (62,970)   $   200,870    $   144,041
   Adjustments to reconcile net income (loss) to net
    Cash provided (used) by operating activities:
    Depreciation and amortization                             170,399        226,952        244,968
    Deferred income taxes                                                   (124,000)
    Changes in current assets and liabilities
      Accounts receivable                                    (162,919)       214,559        (11,160)
      Inventories                                             116,355         76,365       (143,187)
      Prepaid expenses                                        (22,915)       (17,826)       (42,511)
      Accounts payable                                        (45,728)      (100,622)       (66,252)
      Accrued liabilities                                     (25,979)        45,060        (39,653)
                                                          -----------    -----------    -----------
     Net cash provided (used) by operating activities         (33,757)       521,358         86,246
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                         (7,931)       (19,122)       (74,880)
   Purchase of product line                                                                 (50,000)
   Additions to capitalized software development              (53,157)      (106,098)       (18,099)
   costs
   Purchases of marketable securities, net                     39,378        364,591       (503,648)
   Additions to intangible assets                              (1,500)        (9,187)       (18,067)
                                                          -----------    -----------    -----------
     Net cash provided (used) by investing activities         (23,210)       230,184       (664,694)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) from notes payable - bank, net       (75,000)       (91,299)       128,646
   Repayments of long term debt                               (59,468)       (65,244)       (49,688)
   Decrease in restricted cash                                               250,000        150,000
   Net proceeds from exercise of common stock warrants                                      323,750
                                                          -----------    -----------    -----------
     Net cash provided (used) by financing activities        (134,468)        93,457        552,708
                                                          -----------    -----------    -----------

Net increase (decrease) in cash
   And cash equivalents                                      (191,435)       844,999        (25,740)

Cash and cash equivalents - beginning of the year           1,386,514        541,515        567,255
                                                          -----------    -----------    -----------
Cash and cash equivalents - end of the year               $ 1,195,079    $ 1,386,514    $   541,515
                                                          ===========    ===========    ===========

    SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  CORPORATE ORGANIZATION
------  ----------------------

Atrix International, Inc. (the Company) is a leading manufacturer of remote metering and production monitoring hardware for the copy control and plastic injection molding industries. The Company develops and writes propriety monitoring software for these same industries. In addition, Atrix manufactures industrial vacuums, vacuum filters and printed circuit board transport cases for the office machine/computer industries. The Company also supplies tools and instrumentation for field service organizations throughout the world.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less and are readily convertible to cash.

MARKETABLE SECURITIES

Marketable securities generally consist of certificates of deposits with maturities over three months and up to one year. The Company's marketable securities are classified as held to maturity and therefore, are carried at amortized cost. Unrealized holding gains and losses were not significant.

REVENUE RECOGNITION

For sales of the Company's manufacturing and distribution products, the Company recognizes revenue upon shipment of the product net of customer discounts. For sales of the Company's machine monitoring products, revenue is recognized upon shipment of the product, fulfillment by the Company of all of its significant contractual obligations and when collection is probable.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business. See Sales to Major Customers and Export Sales in Note 3.

INVENTORIES

Inventories are stated at the lower of cost or market, cost being determined on the weighted average method. Inventories are evaluated on a quarterly basis to identify obsolete, slow moving and non-salable items. The Company establishes a reserve to reduce the inventory to net realizable value when necessary.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss reflected in income for the period. Expenditures for replacements and betterment's are capitalized, while maintenance and repairs are charged against income as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs, other than capitalized software development costs, are charged to expense when incurred. The costs were approximately $103,000, $78,000 and $120,000 for 1998, 1997 and 1996, respectively.

INTANGIBLE ASSETS

Intangible assets relate to a patent for the Office Machine Management System, goodwill, and other intangibles. The Company is amortizing the intangible assets on a straight-line basis over the assets estimated useful lives of seven to fifteen years. Periodically, management assesses whether there has been a permanent impairment in the value of the intangible assets.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company develops software and firmware that is an integral part of certain of its current products. Software development costs are capitalized only upon the establishment of technological feasibility for the related product. Capitalized costs consist mainly of salaries and programming fees related to the development of software and firmware. The Company commences amortization when the related product is available for general release to customers. The Company assesses the realizability of the capitalized software development costs on a quarterly basis by comparing the amount of capitalized software costs with the expected future gross revenues of the related product. The annual amortization for these capitalized costs reflects the greater of the proportion of the current years' product revenues to total expected product revenues, or on an straight-line basis over their estimated useful life of six years. Accumulated amortization was $460,308 and $406,068 at June 30, 1998 and 1997 respectively. Total amortization expense for each of the years ended June 30,1998, 1997, and 1996 of $54,240, $82,206, and $87,206 respectively, was recorded in cost of sales.

NET INCOME(LOSS) PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted SFAS No. 128 in the quarter ended December 31, 1997, and all net income (loss) per share data presented complies with this statement. There is no difference between basic and diluted earnings per share data as presented, as the impact from stock options is either anti-dilutive for fiscal 1998 due to the net loss, or there was no additional dilution from stock options for the other periods, due to stock option exercise prices exceeding the average common stock price for the periods.

CASH FLOWS

The Company paid interest of $13,328, $25,551 and $62,326 during the years of 1998, 1997 and 1996, respectively. No income taxes were paid in 1998, 1997 and 1996.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future consequences of events that have been recognized in the Company's financial statements or tax returns.

NOTE 3  SALES TO MAJOR CUSTOMERS AND EXPORT SALES
------  -----------------------------------------

In fiscal years 1998, 1997 and 1996, sales to major customers that exceeded 10% of total net sales were as follows:

                                 1998              1997              1996
                                 ----              ----              ----

Customer A                                          23%               23%
Customer B                        11%

Accounts receivable from Customer A represented approximately 27% and 8% of total receivables at June 30, 1998 and 1997 respectively. Receivables at June 30, 1998 include a settlement from a breach of contract action which was reached in June 1998. Accounts receivable from Customer B represented approximately 9% and 8% of total receivables at June 30, 1998 and 1997 respectively. There were no other significant concentrations of receivables.

Export Sales were approximately $749,000, $757,000, and $829,000 in fiscal years 1998, 1997 and 1996, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars, and were generated from customers primarily in Europe and Asia.

NOTE 4  INVENTORIES
------  -----------

Inventories are comprised of the following at June 30:

                                      1998              1997
                                      ----              ----

Raw materials                       $336,649          $355,165
Finished Goods                       465,489           563,328
                                     -------           -------
Total                               $802,138          $918,493
                                     =======           =======


NOTE 5  PROPERTY AND EQUIPMENT
------  ----------------------

Property and equipment are comprised of the following at June 30:

                                       1998                1997
                                       ----                ----

Tooling and Molds                  $ 1,102,289         $ 1,101,689
Office Furniture & Fixtures            337,468             333,028
Manufacturing Equipment                145,636             151,036
Leasehold Improvements                  82,054              81,186
Warehouse Equipment                     56,722              50,066
                                   -----------         -----------
                                     1,724,169           1,717,005

Accumulated Depreciation            (1,446,254)         (1,341,381)
                                   -----------         -----------

                                   $   277,915         $   375,624
                                   ===========         ===========

NOTE 6  LINE OF CREDIT
------  --------------

The company maintains a line of credit with a commercial bank. The borrowing base under the line of credit is the lesser of (a) $1,000,000 or (b) the sum of
(i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. In addition, the Company is required to maintain tangible net worth of $1,900,000 and a liabilities to tangible net worth ratio of less of less than 1.5. The interest rate is at prime. The line of credit has an initial term that expires October 31, 1998 but is due on demand at any time. The Company is required to pay accrued interest on a monthly basis.

NOTE 7  LONG-TERM DEBT
------  --------------

In November 1995, the Company issued acquisition notes payable totaling $275,000 which are payable in varying periodic installments based on the terms of the agreement. The interest is at prime and the obligations will be paid through December 2000. Estimated principal payments of long-term debt are as follows:

Years Ending June 30,

                  1999                      $ 23,645
                  2000                        10,000
                  2001                        80,803
                                            --------
                  Total                     $114,448
                                            ========

NOTE 8  LEASES
------  ------

The Company leases office, warehouse and production facilities as well as certain office equipment under uncancellable operating lease agreements. The lease originally signed covering the facilities expired in April 1998 and is currently being extended on a month to month basis at the rate in effect at April, 1998.

Future minimum payments under the operating leases are as follows:

Years Ending June 30,

                  1999                       $ 6,824
                  2000                         6,824
                  2001                         2,275
                                             -------
                  Total                      $15,923
                                             =======


Net rental expense for operating leases was approximately $154,500, $183,100 and $198,200 for fiscal years 1998, 1997 and 1996, respectively.

NOTE 9  SHAREHOLDERS' EQUITY
------  --------------------

REVERSE STOCK SPLIT

On December 11, 1997, the Company announced a one-for-four reverse stock split, effective December 16, 1997, for shareholders of record as of December 15, 1997. The effect of the reverse stock split has been reflected for all periods presented.

OPTIONS

The Company has 200,000 shares of Common Stock reserved for issuance under its 1994 Stock Option Plan. The plan provides for the issuance of options to purchase Common Stock to directors, officers, employees and consultants of the Company. Options granted under the plan may be either non-qualified stock options or incentive stock options. Incentive options must have an exercise price equal to at least 100% of the fair market value on the date of grant and non-qualified options must have an exercise price equal to at least 85% of the fair market value on the date of grant. Outstanding options are generally exercisable over a five-year period, and expire five to ten years from the date of grant. Canceled options are available for future grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company's stock plan. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock plan been determined based on the fair value at the grant date for awards during fiscal 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                               1998        1997       1996
                                               ----        ----       ----

NET INCOME (LOSS) - as reported             ($62,970)   $200,870   $144,041

NET INCOME (LOSS) - pro forma               ($81,891)   $183,817   $141,171

NET INCOME (LOSS) PER SHARE - as reported      ($.04)       $.14       $.10
NET INCOME (LOSS) PER SHARE - pro forma        ($.06)       $.13       $.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: dividend yield of 0%; risk-free interest rate of 6.2% expected life of 8 years; and expected volatility of 75%.

A summary of the activity of stock options is as follows:


                                                   Weighted
                                    Shares         Average        Exercise
                                    Under          Exercise       Price
                                    Option         Price          Range
                                    ------         -----          -----

Outstanding June 30, 1995          123,100          $4.00         $3.52-$5.12
Granted                              3,975          $4.00         $4.00
Canceled                            (6,375)         $4.00         $4.00
                                   -------
Outstanding June 30, 1996          120,700          $4.00         $3.52-$5.12
Granted                             29,000          $2.64         $2.52-$2.84
Canceled                           (18,175)         $3.64         $2.52-$4.00
                                   -------
Outstanding June 30, 1997          131,525          $3.76         $2.52-$5.12
Granted                             28,850          $1.93         $1.50-$2.24
Canceled                            (6,875)         $3.23         $2.52-$4.00
                                   -------
Outstanding June 30, 1998          153,500          $3.43         $2.00-$5.12


Exercisable stock options at June 30, 1998, 1997, and 1996 were 111,680, 93,175 and 90,070 respectively. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 using Black-Scholes option-pricing model was $1.50, $0.60 and $0.90, respectively.

The following table summarizes information about fixed-price stock options outstanding at June 30, 1998:


                         Options Outstanding            Options Exercisable
                    --------------------------------   --------------------
                    Number    Weighted-                 Number
                 Outstanding   Average     Weighted-  Exercisable  Weighted
                      at      Remaining    Average        at        Average
Range of           June 30,   Contractual  Exercise    June 30,     Exercise
Exercise Prices      1998       Life        Price        1998        Price
---------------      ----       ----        -----        -----       -----

$1.50-$2.84         51,600      8.57        $2.25        14,870      $2.37
$3.52                1,250      7.01        $3.52         1,250      $3.52
$4.00-$5.12        100,650      6.11        $4.03        95,560      $4.03

WARRANTS

In November 1993, the Company issued warrants to purchase an aggregate of 78,750 shares of Common Stock at a price of $5.50 per share, which expire on November 5, 1998. These warrants were issued to directors of the Company who had guaranteed a portion of the Company's line of credit.

Certain warrants were exercised in connection with a private offering completed on September 30, 1995 of 112,917 shares of common stock at $3.00 per share and the Company received net proceeds of $323,750. The holders of the warrants that were exercised were granted new warrants to purchase 112,917 shares of Common Stock at $3.00 per share.

NOTE 10  INCOME TAXES
-------  ------------

The Company has available net operating loss and tax credit carryforwards for income tax purposes of $1,340,975 and $1,278,005 at June 30, 1998 and 1997 respectively. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at June 30, 1998 and 1997, as their realization is not presently more likely than not.

Deferred tax assets (liabilities) consist of the following:

                              JUNE 30, 1998  JUNE 30, 1997

Loss Carryforwards               $ 503,659    $ 476,078
Research & Development Credits      83,688       83,688
Inventory                           33,718       11,453
Bad Debts                           11,767        5,671
Fixed Assets                        70,649       77,121
Software Development Costs        (211,377)    (186,033)
                                 ---------    ---------
                                   492,104      467,978
Less:  Valuation Allowance        (368,104)    (343,978)
                                 ---------    ---------
                                 $ 124,000    $ 124,000
                                 =========    =========


Income tax expense (benefit) recorded differs from the expected federal tax rate primarily due to utilization of net operating loss carryforwards in 1997 and 1996, and to recognizing $124,000 in tax benefits in 1997. For 1998, income tax expense (benefit) recorded differs from the expected federal tax rate primarily as the tax benefit of the additional net operating losses generated has been fully reserved as utilization is not considered more likely than not.

NOTE 11  OTHER INCOME
-------  ------------

Other income includes a settlement from a breach of contract action, which the Company had filed against its formerly largest customer. The settlement was reached in June of 1998. Costs associated with the settlement have been netted against the settlement.

NOTE 12  RETIREMENT SAVINGS PLAN
-------  -----------------------

The Company maintains a defined contribution plan which qualifies under the Internal Revenue Code Section 401(K). Substantially, all employees are eligible to participate under the plan. Company contributions are discretionary and were $5,000, $5,129 and $4,128 during 1998, 1997 and 1996 respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24, 1998              ATRIX INTERNATIONAL, INC.


                                        By /s/ Steven D. Riedel
                                          --------------------------------------
                                           Steven D. Riedel
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on September 24, 1998 by the following persons on behalf of the Company and in the capacities indicated.

      Signature                     Title
      ---------                     -----

/s/ Steven D. Riedel
----------------------------        President (Principal Executive Officer)
Steven D. Riedel                    and Director

/s/ Dean L. Gerber
----------------------------        Vice President and Chief Financial Officer
Dean L. Gerber                      (Principal Financial and Accounting Officer)

/s/ Clifford B. Meacham
----------------------------        Vice Chairman and Director
Clifford B. Meacham

/s/ W. William Bednarczyk
----------------------------        Chairman of the Board and Director
W. William Bednarczyk

/s/ Charles J.B. Mitchell, Jr.
----------------------------        Director
Charles J.B. Mitchell, Jr.

/s/ William E. Bennett
----------------------------        Director
William E. Bennett

/s/ Les Eck
----------------------------        Director
Les Eck

/s/ John C. Hey
----------------------------        Director
John C. Hey

                            ATRIX INTERNATIONAL, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

ITEM
 NO.   ITEM                                     METHOD OF FILING
----   ----                                     ----------------

3.1    Restated Articles of Incorporation,
       as amended, of the Company .........     Incorporated by reference to
                                                Exhibit 2C to the Company's
                                                Registration Statement on Form
                                                S-1 (File No. 33-40571).

3.2    Bylaws of the Company...............     Incorporated by reference to
                                                Exhibit 3B to the Company's
                                                Registration Statement on Form
                                                S-18 (File No. 33-2448C).

4.1    Specimen form of the Company's
       Common Stock Certificate............     Incorporated by reference to
                                                Exhibit 4B to the Company's
                                                Registration Statement on Form
                                                S-1 (File No. 33-40571).

4.2    Restated Articles of Incorporation,
       as amended, of the Company..........     See Exhibit 3.1.

4.3    Bylaws of the Company...............     See Exhibit 3.2.

10.1   Supplemental Retirement Benefit
       Agreement between the Company and
       Clifford Meacham dated
       April 1, 1996.......................     Incorporated by reference to
                                                Exhibit 10.2 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1996.

10.3   1994 Stock Option Plan..............     Incorporated by reference to
                                                Exhibit 10.4 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1994
                                                (File No. 0-18880).

10.4   Form of Warrant dated
       November 5, 1993....................     Incorporated by reference to
                                                Exhibit 10.5 to the Company's
                                                Registration Statement on Form
                                                SB-2 (File No. 33-75092).

10.5   Form of Warrant dated
       September 30, 1995..................     Incorporated by reference to
                                                Exhibit 10.5 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1996
                                                (File No. 0-18880).

10.6   Form of Investment Agreement,
       dated September 30, 1995............     Incorporated by reference to
                                                Exhibit 10.6 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1996
                                                (File No. 0-18880).

10.7   Loan Agreement dated
       April 25, 1995 between
               the Company and Riverside
       Bank................................     Incorporated by reference to
                                                Exhibit 10.7 to the Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1997
                                                (File No. 0-18880).

10.8   Amendment to Riverside Loan
       Agreement, dated
       October 25, 1995....................     Incorporated by reference to
                                                Exhibit 10.1 to the Company's
                                                Quarterly Report on Form 10-QSB
                                                for the quarter ended December
                                                31, 1995 (File No. 0-18880).

10.9   Amendment to Riverside Loan
       Agreement, dated
       May 21, 1997........................     Incorporated by reference to
                                                Exhibit 10.9 to The Company's
                                                Annual Report on Form 10-KSB for
                                                the year ended June 30, 1997
                                                (File No. 0-18880).

10.10  Lease Agreement dated
       December 29, 1987 between
       Paul and Lillian P. Strom and the
       Company.............................     Incorporated by reference to
                                                Exhibit 10G tO Company's
                                                Registration Statement on Form
                                                S-18 (File No. 33-2448C).

10.11  Letter agreement dated
       April 20, 1998 between Steven D.
       Riedel and the Company .............     Filed herewith electronically.

10.12  Letter agreement dated
       April 20, 1998 between
       Dean L. Gerber and the Company......     Filed herewith electronically.

23.1   Consent of Independent
       Accountants.........................     Filed herewith electronically.


27.1   Financial Data Schedule
       for the fiscal year ended
       June 30, 1998.......................     Filed herewith electronically.

27.2   Amended Financial Data
       Schedule for the fiscal
       year ended June 30, 1997............     Filed herewith electronically.