Form 10QSB
period 1998-09-30
ATRIX INTERNATIONAL INC
filed 1998-11-13
CIK 831532

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1998.

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to
     _______________


Commission File Number: 0-18880


                            ATRIX INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

          Minnesota                                       41-1591075
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                             55306
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

                                 Yes [X] No [ ]

As of September 30, 1998 the following securities of the registrant were outstanding: 1,413,449 shares of Common Stock, $.04 per value per share.

PART I.

ITEM 1. FINANCIAL STATEMENTS

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of September 30, 1998 and June 30, 1998, the results of operations for the three months ended September 30, 1998 and 1997, and the cash flows for the three months ended September 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES. Sales for the first quarter ended September 30, 1998 totaled $1,146,687 compared with $1,048,977 for the same period a year ago.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                                     Three Months Ended
                                       September 30,
                                   1998              1997
                                ----------        ----------
Product Line

Vacuums and Supplies            $  457,038        $  488,119
ESD Equipment                       32,115            31,939
Circuit Board Cases                 33,669             8,872
Special Assemblies                  30,526            33,783
                                ----------        ----------
Total Manufacturing                553,348           562,713

Loose Tools                        409,190           279,586
Tool Kits                           62,861            83,579
Instrumentation                     23,139            58,281
                                ----------        ----------
Total Distribution                 495,190           421,446

R3 Copy Control Products            96,464            56,994
M1                                   1,685             7,824
                                ----------        ----------
Total Revenue                   $1,146,687        $1,048,977

Manufacturing sales for the three months ended September 30, 1998 were $553,348 as compared to $562,713 for the same period in 1997. The primary reason for the decrease in revenues was the lower shipments of asbestos vacuums and filters as customers in that industry, reduced inventory levels. Increased sales of circuit board cases largely offset this decline.

Distribution sales for the three months ended September 30, 1998 were $495,190 as compared to $421,446 for the same period in 1997. The increase for the three months was primarily due to an increase in sales of miscellaneous tool items to Unisys Corporation.

R3 Copy Control product sales for the three months ended September 30, 1998 were $96,464 as compared to $56,994 for the same period in 1997. The primary reason for the increase for the three month period is increased sales to Pitney Bowes, a major R3 Copy Control customer. Sales to Pitney Bowes had decreased in fiscal 1998, as Pitney Bowes reduced inventory levels for a variety of products. Sales to Pitney Bowes are expected to continue at normal levels in future quarters.


                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 2

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. In March of 1998, the Company shipped its initial order of 48 R3 Copy Control units to the U. S. Department of Agriculture, equipped with automated proximity card input. This account has the potential to reach 650+ units over the coming two year period. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with sixteen domestic and seven international distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company is beginning to market its A-Trax Production Monitoring System (M1), which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. The Company believes that distribution sales which were strong in the first quarter, will likely continue strong for the remainder of the fiscal year.

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

GROSS PROFIT

The gross profit margin as a percentage of sales was 32.0% and 31.5% for the three month periods ended September 30, 1998, and 1997, respectively. The increase in gross profit margin is due mainly to the Company's product mix, including the increased sales of R3 Copy Control products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses remained flat for the three months ended September 30, 1998 and 1997, totaling $375,285 and $375,688 respectively in 1998 and 1997. Total selling expenses for the quarter ended September 30, 1998 were $129,627 as compared to $103,949 for the same period in 1997. Increased contract labor costs were the primary reason for the increase, as the Company increased efforts to market both the R3 and M1 products. The Company expects selling expenses to be slightly lower in future periods, due to a recent reorganization of the sales department. Total general and administrative expenses for the quarter ended September 30, 1998 were $245,658 compared to $271,739 for the same period in 1997. The primary reason for the decrease in the general and administrative expenses of $26,081 is a decrease in labor costs as the Company selectively fills open positions, and also a decrease in research and development costs, as labor related to software development is being capitalized this fiscal year. The Company expects general and administrative expenses to remain at a comparable level in future periods. Selling, general and administrative expenses represented 32.7% and 35.8% of sales for the quarters ending September 30, 1998 and 1997, respectively. Expenses as a percentage of sales decreased due to the increase of $97,710 in sales from the quarter ended September 30, 1998.

NET INCOME/(LOSS)

The Company generated a net income for the quarter ended September 30, 1998 of $10,887 compared to a net loss of $41,071 for the quarter ended September 30, 1997. The changes were due to the factors discussed above.


                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 3

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and marketable securities at September 30, 1998 was $1,395,090 compared to $1,484,758 at June 30, 1998. Working capital increased to $1,793,491 at September 30, 1998 from $1,791,067 at June 30, 1998. The decrease in the Company's cash position was due primarily to the decrease in accounts payable, while working capital remained largely unchanged.

The Company maintains a line of credit with Riverside Bank. As of September 30, 1998, the borrowing base under the line of credit was the lesser of (a) $1,000,000 or (b) the sum of (i) 75% of eligible accounts receivable and (ii) 50% of eligible inventory. The Company is also required to maintain tangible net worth of $1,900,000 and a liabilities to tangible net worth ratio of less than
1.5. The line of credit is secured by the Company's assets. The interest rate is at prime. The Company is required to pay accrued interest on a monthly basis. As of September 30, 1998, the outstanding balance on the line of credit was $775,000 and the remaining borrowing availability was $165,832.

The Company did not have any material commitments for capital expenditures outstanding as of September 30, 1998. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1999 with working capital and bank borrowings. The Company expects to generate cash from operations for the remainder of fiscal 1999 by increases in sales, gross margin improvement and controlled operating expenses.

YEAR 2000 COMPLIANCE

As the end of the century draws near, there is concern that Year 2000 technology problems may wreak havoc on global economies and materially effect the operating results of companies. Atrix is taking the necessary steps to insure that this potential problem does not adversely affect its operating results in the future. In this regard, management is currently implementing a comprehensive plan to insure its Year 2000 readiness.

(a)  Company's State of Readiness

     Atrix is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company's internal accounting system, as well as other significant software packages the Company uses, including Windows 95 and Office 97, are Year 2000 ready. The software utilized for managing the factory and the software used for payroll input, need one additional upgrade to be Year 2000 ready. These upgrades are presently in-house, but need to be installed. The new release of the Company's Wintrax III product, which is in Beta testing, is also Year 2000 ready. Additional tests are being made on internal personal computers, phone system, and alarm system to verify readiness.

(b)  Costs Associated with Year 2000 Issues

     Thus far, the majority of the work on insuring Year 2000 compatibility has been performed by the Company's employees, which has limited the cost spent to date. As a result, the Company has not incurred any material expense to date, nor does it intend to incur any material costs on this project.

                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 4

(c)  Risks Associated with Year 2000 Issues

     Atrix currently has limited information concerning the Year 2000 compliance status of its key suppliers and customers. The Company plans to verify third-party compliance, primarily through the use of questionnaires. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

(d)  Contingency Plans

     Because the complete assessment of Year 2000 issues is incomplete, the Company has not yet developed contingency plans for this issue. Management expects the assessment and any related necessary contingency plans will be complete by the end of the second quarter of calendar 1999.












                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 5

                            ATRIX INTERNATIONAL, INC.
                                  BALANCE SHEET

ASSETS                                                      September 30, 1998     June 30, 1998
                                                            ------------------     -------------
Current Assets:                                                 (unaudited)
Cash and cash equivalents                                       $ 1,395,090         $ 1,195,079
Marketable securities, at cost                                                          289,679
Accounts receivable less allowance for doubtful accounts
   (of $27,000 at both dates)                                       714,544             706,010
Inventories                                                         800,038             802,138
Prepaid expenses                                                     63,515             117,230
                                                                -----------         -----------
   Total Current Assets                                           2,973,187           3,110,136
                                                                -----------         -----------
Deferred Income Taxes                                               124,000             124,000
Property and equipment, net                                         286,618             277,915
Intangible assets, net                                               72,769              73,362
Capitalized software development costs, net                         226,156             230,166
                                                                -----------         -----------
   TOTAL ASSETS                                                 $ 3,682,730         $ 3,815,579
                                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

Accounts payable                                                $   327,508         $   449,038
Notes payable - bank                                                775,000             775,000
Current maturities of long-term debt                                 11,021              23,645
Accrued liabilities                                                  66,167              71,386
                                                                -----------         -----------
Total current liabilities                                         1,179,696           1,319,069

Notes payable - long term                                            86,440              90,803
                                                                -----------         -----------
Total Liabilities                                                 1,266,136           1,409,872

Shareholders' Equity:

Preferred stock, $.04 par value
   12,500,000 shares authorized,
   1,413,449 shares issued and outstanding, at both dates

Common stock, $.04 par value,
   12,500,000 shares authorized, 1,413,449
   shares issued and outstanding, at both dates                      56,536              56,536
Additional paid-in capital                                        3,276,969           3,276,969
Accumulated deficit                                                (916,911)           (927,798)
                                                                -----------         -----------
Total shareholders' equity                                        2,416,594           2,405,707
                                                                -----------         -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,682,730         $ 3,815,579
                                                                ===========         ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 6

                            ATRIX INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended
                                                    September 30,
                                              1998                 1997
                                           -----------         -----------
Net sales                                  $ 1,146,687         $ 1,048,977

Cost of sales                                  780,131             718,998
                                           -----------         -----------

Gross profit                                   366,556             329,979

Selling, general and
   administrative expenses                     375,285             375,688
                                           -----------         -----------

Income/(loss) from operations                   (8,729)            (45,709)

Interest income/(expense) net                    9,616               7,323

Other income                                    10,000
                                           -----------         -----------

Income/(loss) before taxes                      10,887             (38,386)


Income tax expense                                                   2,685
                                           -----------         -----------

Net Income/(loss)                          $    10,887         $   (41,071)
                                           ===========         ===========

Net income/(loss) per share - Basic
and Diluted                                $       .01         $      (.03)

Weighted average number
   of common shares outstanding              1,413,449           1,413,449


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 7

                            ATRIX INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended September 30,
                                                                   1998                1997
                                                               -----------         -----------
Cash flows from operating activities:
Net income/(loss)                                              $    10,887         $   (41,071)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                    41,588              42,899
Change in current assets and liabilities:
      Accounts receivable                                           (8,534)            (27,072)
      Inventories                                                    2,100             (24,509)
      Prepaid expenses                                              53,715             (12,700)
      Accounts payable                                            (121,529)           (121,650)
      Accrued liabilities                                           (5,219)            (14,430)
                                                               -----------         -----------
Net cash used by operating activities                              (26,992)           (198,533)
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                           (33,986)             (3,900)
   (Purchases)/ sales of marketable securities, net                289,679             117,672
   Additions intangible assets                                     (11,702)                  0
                                                               -----------         -----------
Net cash provided/(used) by investing activities                   243,991             113,772
Cash flows from financing activities:
   Proceeds (repayments) from notes payable - bank, net                  0             (10,000)
   Repayments of notes payable - Porous Media                      (16,988)            (14,473)
   Repayments of capital lease obligations                               0                (989)
                                                               -----------         -----------
Net cash (used)/ provided by financing activities                  (16,988)            (25,462)
Net increase/(decrease) in cash                                    200,011            (110,223)
Cash - beginning of the period                                   1,195,079           1,386,514
                                                               -----------         -----------
Cash - end of the period                                       $ 1,395,090         $ 1,276,291
                                                               ===========         ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 8

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements, which are unaudited except for the balance sheet as of June 30, 1998, have been prepared in accordance with instructions to Form 10-QSB and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB, for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

NET INCOME (LOSS) PER SHARE

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (1,413,449 for all periods presented in this report on Form 10-QSB). Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company has adopted SFAS No. 128 in the quarter ended December 31, 1997, and all net income (loss) per share data presented complies with this statement. There is no difference between basic and diluted earnings per share data as presented, as the impact from stock options is either anti-dilutive for the fiscal 1998 period due to net losses, or there was no additional dilution from stock options for the fiscal 1999 period, due to stock option exercise prices exceeding the average common stock price for the periods.



                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 9

NOTE 3. INVENTORIES

Inventories are comprised of the following at:


                                September 30, 1998     June 30, 1998
                                ------------------     -------------
         Raw Materials              $364,079              $336,649
         Finished goods              435,959               465,489
                                    --------              --------
         Total                      $800,038              $802,138


NOTE 4. INCOME TAXES

The Company has available net operating loss and tax credit carryforwards for income tax purposes of $1,340,975 on June 30, 1998. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards may be subject to certain limitations under
Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at June 30, 1998 as their realization is not presently more likely than not.

INVENTORY OF DEFERRED ITEMS AND NOL CARRYFORWARD


The composition of the net deferred tax is as follows:

                                        September 30, 1998      June 30, 1998
                                        ------------------      -------------

         Loss Carryforwards                  $498,891              $503,659
         Research & Development
         Credits                               83,688                83,688
         Inventory                             33,718                33,718
         Bad Debts                             11,767                11,767
         Fixed Assets                          68,666                70,649
         Software Development Costs          (212,579)             (211,377)
         Other                                      0                     0
                                             --------              --------
                                              484,151               492,104

         Less:  Valuation Allowance          (360,151)             (368,104)
                                             --------              --------
                                             $124,000              $124,000
                                             ========              ========





                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 10

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ATRIX INTERNATIONAL, INC.



Date:  November 12, 1998               /S/ Steven D. Riedel
                                       -----------------------------------
                                       Steven D. Riedel
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                       /S/ Dean L. Gerber
                                       -----------------------------------
                                       Dean L. Gerber
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)













                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 11

                            ATRIX INTERNATIONAL, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



ITEM NO.                 ITEM                       METHOD OF FILING
--------                 ----                       ----------------

  27.1        Financial Data Schedule for the
              quarter ended September 30, 1998       Filed herewith

  27.2        Amended Financial Data
              Schedule for the quarter ended
              September 30, 1997                     Filed herewith







                     FORM 10-QSB SEPTEMBER 30, 1998                    PAGE 12