Form 10QSB
period 1998-12-31
ATRIX INTERNATIONAL INC
filed 1999-02-12
CIK 831532

                                   Form 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549


                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
For the period ended December 31, 1998.

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

                      Yes  _X_            No  ___

As of December 31, 1998 the following securities of the registrant were outstanding: 1,413,449 shares of Common Stock, $.04 per value per share.

PART I.

Item 1.  Financial Statements

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of December 31, 1998 and June 30, 1998, the results of operations for the three months and six months ended December 31, 1998 and 1997, and the cash flows for the six months ended December 31, 1998 and 1997.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Net Sales. Sales for the second quarter ended December 31, 1998 totaled $1,052,880 compared with $954,840 for the same period a year ago. Sales for the six months ended December 31, 1998 totaled $2,199,567 compared to $2,003,817 for the same period last year.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                             Three Months Ended          Six Months Ended
                               December 31,                December 31,
                             1998         1997         1998            1997
                          ----------    --------    ----------      ----------
Product Line

Vacuums and Supplies      $  465,877    $447,273    $  922,915      $  935,392
ESD Equipment                 51,439      40,271        83,554          72,210
Circuit Board Cases           44,449       7,491        78,118          16,363
Special Assemblies            23,194      45,819        53,720          79,602
                          ----------    --------    ----------      ----------
Total Manufacturing          584,959     540,854     1,138,307       1,103,567

Loose Tools                  322,552     257,452       731,742         537,038
Tool Kits                     75,605      80,321       138,466         163,900
Instrumentation               34,113      50,103        57,252         108,384
                          ----------    --------    ----------      ----------
Total Distribution           432,270     387,876       927,460         809,322

R3 Copy Control Products      28,111      16,182       124,575          73,176
MI (A-Trax System)             7,540       9,928         9,225          17,752
                          ----------    --------    ----------      ----------
Total Revenue             $1,052,880    $954,840    $2,199,567      $2,003,817


Manufacturing sales for the three months ended December 31, 1998 were $584,959 as compared to $540,854 for the same period in 1997, an increase of $44,105. For the six months ended December 31, 1998, manufacturing sales were $1,138,307 as compared to $1,103,567 for the same period last year, an increase of $34,740. The primary reason for the increase for the three and six month periods was increased sales of circuit board cases, primarily to Unisys Corporation.

Distribution sales for the three months ended December 31, 1998 were $432,270 as compared to $387,876 for the same period in 1997, an increase of $44,394. For the six months ended December 31, 1998, distribution sales were $927,460, compared to $809,322 for the same period in the prior year. The increase for both periods was primarily due to an increase in sales of miscellaneous tool items to Unisys Corporation.

R3 Copy Control product sales for the three months ended December 31, 1998 were $28,111 as compared to $16,182 for the same period in 1997. For the six months ended December 31, 1998, R3 Copy Control product sales were $124,575 as compared to $73,176 for the same period in the prior year. The primary reason for the increase for the three and six month periods is increased sales to Pitney Bowes, a major R3 Copy Control customer. Sales to Pitney Bowes had decreased in fiscal 1998, as Pitney Bowes reduced inventory levels for a variety of products. Sales to Pitney Bowes are expected to continue at normal levels in future quarters.

M1 (A-Trax Production Monitoring System) sales for the three months ended December 31, 1998 were $7,540 as compared to $9,928 for the same period in 1997. For the six months ended December 31, 1998, M1 sales were $9,225 as compared to $17,752 for the same period in the prior year. The company expects M1 sales to increase as it continues to implement marketing strategies for this product.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. In March of 1998, the Company shipped its initial order of 48 R3 Copy Control units to the U. S. Department of Agriculture, equipped with automated proximity card input. This account has the potential to reach 650+ units over the coming two year period. Acceptance of the Omega series vacuum line has been very strong, with agreements being reached with sixteen domestic and seven international distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company is beginning to market its A-Trax Production Monitoring System (M1), which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. The Company believes that distribution sales which were strong in the first half of the year, will likely continue strong for the remainder of the fiscal year.

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

Gross Profit

The gross profit margin as a percentage of sales was 30.9% and 31.5% for the three month periods ended December 31, 1998, and 1997, respectively. For the six month period ended December 31, 1998, the gross profit margin was also 31.5% versus 31.5% for the same period last year. The decrease in gross profit margin for the three month period is due mainly to the Company's product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 1998 and 1997 decreased to $322,662 from $390,568 for the same period in 1997, or $67,906. Total selling expenses for the quarter ended December 31, 1998 were $91,321 as compared to $115,654 for the same period in 1997. Reductions in sales salaries and travel expenses were the primary reasons for the decrease of $24,333. The Company expects selling expenses to remain at this level in future periods. Total general and administrative expenses for the quarter ended December 31, 1998 was $231,341 compared to $274,914 for the same period in 1997. The primary reason for the decrease in the general and administrative expenses of $43,573 is a decrease in research and development costs, as labor related to software development is being capitalized this fiscal year. In addition, the Company's legal and SEC expenses decreased as the second quarter in the prior year included expenses relating to the one-for-four reverse stock split announced on December 11, 1997. The Company expects general and administrative expenses to remain at a comparable level in future periods. Selling, general and administrative expenses represented 30.6% and 40.9% of sales for the quarters ending December 31, 1998 and 1997, respectively. Expenses as a percentage of sales decreased primarily due to a combination of increased sales of $98,040 and reduced expenses of $67,906 from the quarter ended December 31, 1997.

Selling, general and administrative expenses for the six months ended December 31, 1998 decreased to $697,947 from $766,257 in the same period of 1997, or $68,310. Total selling expenses for the six months ended December 31, 1998 were $220,948, compared to $219,604 for the same period in 1997. Reductions in sales salaries, travel and show expense were offset by increases in contract labor, catalogs and advertising. Total general and administrative expenses for the six months ended December 31, 1998 decreased to $476,999 compared to $546,653 or $69,654 for the same period in 1997. Lower salaries and decreased research and development costs were the primary reasons for the reduction in expenses from the same period one year ago. Selling, general and administrative expenses represented 31.7% and 38.2% of sales for the six months ending December 31, 1998 and 1997, respectively. Expenses as a percentage of sales decreased due to a combination of increased sales of $195,750 and decreased expenses of $68,310 from the same six-month period one year ago.

Miscellaneous expense of $23,561 consists of costs relating to the negotiation and preparation of the definitive merger agreeement and a proxy statement relating to the previously announced proposed merger between the Company and Atrix Acquisition Corp. Effective December 18, 1998, the Company, Atrix Acquisition Corp. and Steven D. Riedel, the Company's President and Chief Executive Officer, entered into a definitive agreement pursuant to which the Company will be merged into Atrix Acquisition Corp., which was formed by Mr. Riedel to complete the merger. Pursuant to the merger, each outstanding share of Atrix Common Stock will be converted into the right to receive $2.00 in cash per share. Completion of the merger is subject to various customary conditions, including approval by the Company's shareholders and obtaining financing. The Company also announced that on December 23, 1998, it filed a preliminary Proxy Statement with the Securities and Exchange Commission relating to the shareholder meeting, which the company plans to call in the first quarter of 1999 to approve the Merger.


Net Income/(Loss)

The Company incurred a net loss for the quarter ended December 31, 1998 of $12,488 versus a net loss of $80,864 for the quarter ended December 31, 1997. The net loss for the six months ended December 31, 1997 was $1,601 as compared to a net loss of $121,935 for the same period in 1997. The changes were due to the factors discussed above.


Liquidity and Capital Resources

The Company's cash and marketable securities at December 31, 1998 were $945,591 compared to $1,195,079 at June 30, 1998. Working capital increased to $1,805,373 at December 31, 1998 from $1,791,067 at June 30, 1998. The decrease in the Company's cash position, was due primarily to a repayment of $675,000 made on the Company's line of credit which was partially offset by decreases in accounts receivable and inventory levels.

The Company maintains a line of credit with Riverside Bank. As of December 31, 1998, the borrowing base under the line of credit was the lesser of (a) $1,000,000 or (b) 80% of eligible accounts receivable. The Company is also required to maintain tangible net worth of $1,800,000. The line of credit is secured by the Company's assets. The interest rate is at prime plus 1%. The Company is required to pay accrued interest on a monthly basis. As of December 31, 1998, the outstanding balance on the line of credit was $100,000 and the remaining borrowing availability was $340,825.

The Company did not have any material commitments for capital expenditures outstanding as of December 31, 1998. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1999 with working capital and bank borrowings.

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

(a)  Company's State of Readiness

     Atrix is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company's internal accounting system, manufacturing control system, payroll system, as well as other significant software packages the Company uses, including Windows 95 and Office 97, are Year 2000 ready. The new release of the Company's Wintrax III product, which is in Beta testing, is also Year 2000 ready. Additional tests are being made on internal personal computers, phone system, and alarm system to verify readiness.

Costs Associated with Year 2000 Issues

     Thus far, the majority of the work on insuring Year 2000 compatibility has been performed by the Company's employees, which has limited the cost spent to date. As a result, the Company has not incurred any material expense to date, nor does it expect to incur any material costs on this project.

Risks Associated with Year 2000 Issues

     Atrix currently has limited information concerning the Year 2000 compliance status of its key suppliers and customers. The Company plans to verify third- party compliance, primarily through the use of questionnaires. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The following exhibits are included herein:

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

          None

                            Atrix International, Inc.
                                  Balance Sheet


ASSETS                                                      December 31, 1998   June 30, 1998
                                                            ------------------  --------------
Current Assets:                                                (unaudited)
Cash and cash equivalents                                          $  945,591      $1,195,079
Marketable securities, at cost                                                        289,679
Accounts receivable less allowance for doubtful accounts
   ($27,301 and $27,158, respectively)                                598,454         706,010
Inventories                                                           730,068         802,138
Prepaid expenses                                                       72,253         117,230
                                                                   ----------      ----------
   Total Current Assets                                             2,346,366       3,110,136
                                                                   ----------      ----------
Deferred Income Taxes                                                 124,000         124,000
Property and equipment, net                                           262,184         277,915
Intangible assets, net                                                 70,026          73,362
Capitalized software development costs, net                           228,688         230,166
                                                                   ----------      ----------
   TOTAL ASSETS                                                    $3,031,264      $3,815,579
                                                                   ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                   $  354,057      $  449,038
Notes payable - bank                                                  100,000         775,000
Current maturities of long-term debt                                    8,950          23,645
Accrued liabilities                                                    77,986          71,386
                                                                   ----------      ----------
Total current liabilities                                             540,993       1,319,069

Notes payable - long term                                              86,165          90,803
                                                                   ----------      ----------

Total Liabilities                                                     627,158       1,409,872

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.04 par value,
   12,500,000 shares authorized, 1,413,449
   shares issued and outstanding                                       56,536          56,536

Capital in excess of par value                                      3,276,969       3,276,969

Accumulated deficit                                                  (929,399)       (927,798)
                                                                   ----------      ----------

Total shareholders' equity                                          2,404,106      $2,405,707
                                                                   ----------      ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $3,031,264      $3,815,579
                                                                   ==========      ==========

See accompanying notes to financial statements.

                            Atrix International, Inc.
                             Statement of Operations
                                   (unaudited)

                                    Three Months Ended         Six Months Ended
                                       December 31,              December 31,
                                    1998         1997         1998         1997
                                 -----------  -----------  -----------  -----------
Net Sales                        $1,052,880   $  954,840   $2,199,567   $2,003,817

Cost of Sales                       727,635      654,029    1,507,766    1,373,026
                                 ----------   ----------   ----------   ----------

Gross Profit                        325,245      300,811      691,801      630,791

Selling, general and
   administrative expenses          322,662      390,568      697,947      766,257
                                 ----------   ----------   ----------   ----------

Income/(loss) from operations         2,583      (89,757)      (6,146)    (135,466)

Other Income                                       1,700       10,000        1,700

Miscellaneous (Expense)             (23,561)                  (23,561)

Interest Income(expense), net         8,990        7,193       18,606       14,516
                                 ----------   ----------   ----------   ----------

Income/(loss) before taxes          (11,988)     (80,864)      (1,101)    (119,250)

Income tax (expense)/benefit           (500)           0         (500)      (2,685)
                                 ----------   ----------   ----------   ----------

Net Income/(loss)                  ($12,488)    ($80,864)     ($1,601)   ($121,935)
                                 ==========   ==========   ==========   ==========

Net income/(loss) per share -
Basic and diluted                     ($.01)       ($.06)       ($.00)       ($.09)

Weighted average number of
common shares outstanding         1,413,449    1,413,449    1,413,449    1,413,449


See accompanying notes to financial statements.

                            Atrix International, Inc.
                             Statement of Cash Flows
                                   (unaudited)

                                                        Six  Months Ended December 31,
Cash flows from operating activities:                        1998           1997
                                                          -----------    -----------
Net income/(loss)                                             ($1,601)     ($121,935)
Adjustments to reconcile net income/(loss) to net
   cash provided/(used) by operating activities:
   Depreciation and amortization                               83,410         85,100
Change in current assets and liabilities:
      Accounts receivable                                     107,556         69,053
      Inventories                                              72,070       (154,644)
      Prepaid expenses                                         44,977          1,383
      Accounts payable                                        (94,981)       (14,094)
      Accrued liabilities                                       6,600        (16,083)
                                                          -----------    -----------
Net cash provided/(used) by operating activities              218,031       (151,220)
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                      (35,071)       (11,716)
   (Purchases)/ sales of marketable securities, net           289,679       (217,991)
   Additions intangible assets                                (27,794)          (601)
                                                          -----------    -----------
Net cash provided/(used) by investing activities              226,814       (230,308)
Cash flows from financing activities:
   Proceeds (repayments) from notes payable - bank, net      (675,000)       (10,000)
   Repayments of notes payable - Porous Media                 (19,333)       (30,201)
   Repayments of capital lease obligations                          0         (1,175)
                                                          -----------    -----------
Net cash (used) by financing activities                      (694,333)       (41,376)
Net (decrease) in cash                                       (249,488)      (422,904)
Cash - beginning of the period                              1,195,079      1,386,514
                                                          -----------    -----------
Cash - end of the period                                  $   945,591    $   963,610
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

Note 3.  Inventories

Inventories are comprised of the following at:

                                  December 31, 1998    June 30, 1998
                                  -----------------    -------------

       Raw Materials                    $316,593          $336,649
       Finished goods                    413,475           465,489
                                        --------          --------
       Total                            $730,068          $802,138


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


Inventory of Deferred Items and NOL Carryforward


The composition of the net deferred tax is as follows:

                                   December 31, 1998     June 30, 1998
                                   -----------------     -------------

     Loss Carryforwards                 $ 504,361          $ 503,659
     Research & Development
     Credits                               83,688             83,688
     Inventory                             33,718             33,718
     Bad Debts                             11,767             11,767
     Fixed Assets                          68,666             70,649
     Software Development Costs          (213,781)          (211,377)
     Other                                      0                  0
                                        ---------          ---------
                                          488,419            492,104

     Less:  Valuation Allowance          (364,419)          (368,104)
                                        ---------          ---------
                                        $ 124,000          $ 124,000
                                        =========          =========

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX INTERNATIONAL, INC.


Date:  February 11, 1999            /s/ Steven D. Riedel
                                    ------------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Dean L. Gerber
                                    ------------------------------------------
                                    Dean L. Gerber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                            ATRIX INTERNATIONAL, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                     For the Quarter Ended December 31, 1998


Item No.              Item                          Method of Filing
--------              ----                          ----------------


 27.1        Financial Data Schedule for the
             quarter ended December 31, 1998         Filed herewith