Form 10KSB40/A
period 1998-06-30
ATRIX INTERNATIONAL INC
filed 1999-04-22
CIK 831532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                          Commission File No.: 0-18880

                              --------------------

                           ATRIX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                Minnesota                                  41-151075
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

        14301 Ewing Avenue South                            55306
              Burnsville, MN                              (Zip Code)
(Address of principal executive offices)

                    Issuer's telephone number: (612) 894-6154

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.04 per share

                              --------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $4,199,116

     As of March 31, 1,413,449 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by NASDAQ), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $2,117,399.

ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.

        A. Directors of the Company


                                                                                                             Director
         Name of Nominees               Age                              Position                              Since
         ----------------               ---                              --------                            --------
W. William Bednarczyk                   54       Chairman of the Board of Directors                            1984

Clifford B. Meacham                     65       Vice Chairman of the Board of Directors                       1981

Steven D. Riedel                        55       President, Chief Executive Officer, and Director              1993

William E. Bennett                      52       Director                                                      1986

Charles J. B. Mitchell, Jr.             57       Director                                                      1992

Les Eck                                 65       Director                                                      1996

John C. Hey                             53       Director                                                      1997

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

     Clifford B. Meacham founded the Company and has been a Director of the Company since that time. In April 1996, Mr. Meacham retired from active employment with the Company. Mr. Meacham is an engineer, having graduated from the Utica Institute of Technology, Utica, New York in 1952. Prior to founding Atrix Tool, Inc., Mr. Meacham was the President and General Manager of CACO Incorporated and Airport Industrial Machine Corporation (AIMC) in Lakeville, Minnesota for 16 years. CACO was a general-line tool distributor and AIMC was a manufacturer job shop engaged in the design and manufacture of special tools, vacuum tables, and concrete scarifies.

     Steven D. Riedel joined Atrix International as President on December 8, 1992. He became Chief Executive Officer and was elected to the Board of Directors in May of 1993. He also served as Chief Financial Officer from November, 1993, to August 1997. Prior to that he was President and Chief Executive Officer of Enercon Data, an energy management and lighting control company located in Edina, Minnesota. Mr. Riedel also was employed by Northern Telecom as Vice President of Product Management for the IOS division in Minneapolis. Previously, he held numerous management positions with Burroughs Corporation with the most recent being Regional Sales Manager for the 15 state Midwest region. He is also an active member of Norex, an organization for CEO's of companies within the greater metropolitan areas. Mr. Riedel is also a principal owner of SCI Enterprise, a personal computer VAR located in Edina, MN.

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

     Charles J.B. Mitchell, Jr. has been a director of the Company since April 1992. Mr. Mitchell has been employed as President and CEO of Automotive Systems International, Inc. ("ASI") since 1996. ASI is a manufacturer of components for the OEM automotive manufacturing industry. From 1994 through 1995, Mr. Mitchell served as a consultant in general management for Deluxe Corporation, a producer of checks for financial institutions. Prior to that, from 1991 through 1993, Mr. Mitchell was President of Environmental Solutions, Inc. From 1985 to 1991, Mr. Mitchell was President and Chief Executive Officer of Alta Acquisition Corporation, a manufacturing company.

     Les Eck has been a director of the Company since October 1996. Mr. Eck is the former President and now Chairman of the Board of Directors of Haldeman-Homme, Inc., a distributor of industrial and institutional products, and through their Anderson-Ladd division, a provider of commercial and residential hardwood flooring. Mr. Eck was employed by Haldeman-Homme for 39 years in a variety of sales and management roles. During his business career, he also served in the Army Reserve Command. Mr. Eck has been active in a number of civic and professional organizations and served on the dealer advisory councils of several of his company's suppliers. Mr. Eck has a degree in Forestry from the University of Minnesota and is a graduate of the Army Command and General Staff College.

     John C. Hey is President of IKON Office Solutions-Minnesota. Mr. Hey has been in the office products industry in a variety of sales and management roles for 25 years. He began his career with D.C. Hey Company in 1973 and became President in 1984. In 1988, D.C. Hey was acquired by Alco Standard Corporation. Recently, Alco changed its name to IKON Office Solutions. Prior to that, he was employed by the Campbell Soup Company. In addition, Mr. Hey has been active in a number of civic and professional organizations located in the Twin Cities area.

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

     Steven D. Riedel joined Atrix as President on December 8, 1992. He became Chief Executive Officer and was appointed to the Board of Directors in May of 1993. He also was appointed Chief Financial Officer from November 1993 to August 1997. Prior to joining Atrix, he was President and Chief Executive Officer of EnerconData. Mr. Riedel was also employed by Northern Telecom as Vice President of Product Management for IOS division in Minneapolis. Previously, he held numerous management positions with Burroughs Corporation with the most recent being regional sales manager for the 15 state Midwest region.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 1999                   ATRIX INTERNATIONAL, INC.



                                        By /s/ Steven Riedel
                                           -----------------------------
                                           Steven D. Riedel
                                           Chief Executive Officer and President