Form 10QSB
period 1999-03-31
ATRIX INTERNATIONAL INC
filed 1999-05-06
CIK 831532

                                   Form 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
For the period ended March 31, 1999.
         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
For the transition period from _______________ to _______________


Commission File Number: 0-18880


                            Atrix International, Inc.
                            -------------------------
             (Exact Name of registrant as specified in its charter)

          Minnesota                                       41-1591075
          ---------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

14301 Ewing Avenue South, Burnsville, MN                    55306
-----------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

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

                      Yes  _X_                No  ___

As of March 31, 1999 the following securities of the registrant were outstanding: 1,413,449 shares of Common Stock, $.04 per value per share.

PART I.

Item 1.           Financial Statements

This report includes the financial position of Atrix International, Inc., ("Atrix" or the "Company") as of March 31, 1999 and June 30, 1998, the results of operations for the three months and nine months ended March 31, 1999 and 1998, and the cash flows for the nine months ended March 31, 1999 and 1998.

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Net Sales. Sales for the third quarter ended March 31, 1999 totaled $1,027,738 compared with $1,095,211 for the same period a year ago. Sales for the nine months ended March 31, 1999 totaled $3,227,305 compared to $3,099,028 for the same period last year.

The following table shows the Company's revenues for the periods indicated by product line, total manufactured products and total distributed products.

                             Three Months Ended         Nine Months Ended
                                   March 31,                March 31,
                              1999         1998         1999         1998
                           ----------   ----------   ----------   ----------

Product Line

Vacuums and Supplies       $  468,852   $  491,145   $1,391,767   $1,426,537
ESD Equipment                  30,275       55,682      113,829      127,892
Circuit Board Cases            21,992          744      100,110       17,107
Special Assemblies             10,155       67,028       63,875      146,630
                           ----------   ----------   ----------   ----------
Total Manufacturing           531,274      614,599    1,669,581    1,718,166

Loose Tools                   279,130      271,728    1,010,872      808,766
Tool Kits                      51,567       78,945      190,033      242,845
Instrumentation                56,984       41,455      114,236      149,839
                           ----------   ----------   ----------   ----------
Total Distribution            387,681      392,128    1,315,141    1,201,450

R3 Copy Control Products       93,192       83,884      217,767      157,060
MI (A-Trax System)             15,591        4,600       24,816       22,352
                           ----------   ----------   ----------   ----------
Total Revenue              $1,027,738   $1,095,211   $3,227,305   $3,099,028

Manufacturing sales for the three months ended March 31, 1999 were $531,274 as compared to $614,599 for the same period in 1998, a decrease of $83,325. For the nine months ended March 31, 1999, manufacturing sales were $1,669,581 as compared to $1,718,166 for the same period last year, a decrease of $48,585. Sales of vacuums, ESD equipment and special assemblies were down from one year ago for both the three and nine month periods, while sales of circuit board cases increased over last year for both periods.

Distribution sales for the three months ended March 31, 1999 were $387,681 as compared to $392,128 for the same period in 1998, a decrease of $4,447. The sales decrease in the quarter ended March 31, 1999 is due primarily to lower sales of tool kits, which were largely offset by increases in loose tools and instrumentation. For the nine months ended March 31, 1999, distribution sales were $1,315,141, compared to $1,201,450 for the same period in the prior year. The increase in the nine period ending March 31, 1999 was primarily due to an increase in sales of miscellaneous tool items.


                           Form 10-QSB March 31, 1999                 Page 2

R3 Copy Control product sales for the three months ended March 31, 1999 were $93,192 as compared to $83,884 for the same period in 1998. For the nine months ended March 31, 1999, R3 Copy Control product sales were $217,767 as compared to $157,060 for the same period in the prior year. The primary reason for the increase for the three and nine month periods is increased sales to both the public and private sectors, as well as increased sales to Pitney Bowes, a major R3 Copy Control customer. R3 sales are expected to continue above last year's levels for the remainder of this fiscal year.

M1 (A-Trax Production Monitoring System) sales for the three months ended March 31, 1999 were $15,591 as compared to $4,600 for the same period in 1998. For the nine months ended March 31, 1999, M1 sales were $24,816 as compared to $22,352 for the same period in the prior year. The company expects M1 sales to increase as it continues to implement marketing strategies for this product.

Looking forward, the Company believes that revenues from manufactured vacuum products, and the R3 Copy Control system will improve. In March of 1998, the Company shipped its initial order of 48 R3 Copy Control units to the U. S. Department of Agriculture, equipped with automated proximity card input. This account has the potential to reach 650+ units over the coming two year period. Acceptance of the Omega series vacuum line has been very strong, with agreements in place with sixteen domestic and seven international distributors to stock the vacuum line. In addition, numerous other prospects are currently evaluating these products. The Company is beginning to market its A-Trax Production Monitoring System (M1), which is a new remote metering and monitoring system for the injection molding industry. It was developed as a retro fit system permitting injection molding plants to install the units on existing molding machines for plant monitoring, metering, reporting and scheduling capabilities. The Company believes that the A-Trax Production Monitoring System's competitive pricing, will provide a platform for Atrix to expand into the $40 million annual plastics monitoring market. The Company believes that distribution sales will likely continue at current levels for the remainder of the fiscal year.

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

Gross Profit

The gross profit margin as a percentage of sales was 33.4% and 33.9% for the three month periods ended March 31, 1999, and 1998, respectively. For the nine month period ended March 31, 1999, the gross profit margin was 32.1% versus 32.3% for the same period last year. The decrease in gross profit margin for the three month and nine month periods is due mainly to the Company's product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 1999 and 1998 decreased to $337,038 from $407,458 for the same period in 1998, or $70,420. Total selling expenses for the quarter ended March 31, 1999 were $104,431 as compared to $115,089 for the same period in 1998. The decrease of $10,658 is due to reductions in sales salaries and travel expenses which were partially offset by an incease in contract labor. The Company expects selling expenses to remain at this level in future periods. Total general and administrative expenses for the quarter ended March 31, 1999 was $232,607 compared to $292,369 for the same period in 1998. The primary reason for the decrease in the general and administrative expenses of $59,762 is a decrease in research and development costs, as labor related to software development is being capitalized this fiscal year. In addition, the Company's legal and SEC expenses decreased in the third quarter as the prior year included expenses relating to a potential merger that did not occur. The Company expects


                           Form 10-QSB March 31, 1999                 Page 3
general and administrative expenses to remain at a comparable level in future periods. Selling, general and administrative expenses represented 32.8% and 37.2% of sales for the quarters ending March 31, 1999 and 1998, respectively. Expenses as a percentage of sales decreased primarily due to the reduction in expenses of $70,420 from the quarter ended March 31, 1998.

Selling, general and administrative expenses for the nine months ended March 31, 1999 decreased to $1,034,985 from $1,173,715 in the same period of 1998, or $138,730. Total selling expenses for the nine months ended March 31, 1999 were $325,379, compared to $334,693 for the same period in 1998. Reductions in sales salaries, travel and show expense were offset by increases in contract labor, catalogs and advertising. Total general and administrative expenses for the nine months ended March 31, 1999 decreased to $709,606 compared to $839,022 or $129,416 for the same period in 1998. Lower salaries, legal and SEC expenses, as well as decreased research and development costs were the primary reasons for the reduction in expenses from the same period one year ago. Selling, general and administrative expenses represented 32.1% and 37.9% of sales for the ninr months ending March 31, 1999 and 1998, respectively. Expenses as a percentage of sales decreased due to a combination of increased sales of $128,277 and decreased expenses of $138,730 from the same nine-month period one year ago.

Miscellaneous expense of $54,435 and $77,996 for the three and nine month periods ending March 31, 1999 respectively, consists of costs relating to the negotiation and preparation of the definitive merger agreeement and a proxy statement relating to the previously announced proposed merger between the Company and Atrix Acquisition Corp. as well as costs incurred in obtaining a fairness opinion on that same transaction. Effective December 18, 1998, the Company, Atrix Acquisition Corp. and Steven D. Riedel, the Company's President and Chief Executive Officer, entered into a definitive agreement pursuant to which the Company will be merged into Atrix Acquisition Corp., which was formed by Mr. Riedel to complete the merger. Pursuant to the merger, each outstanding share of Atrix Common Stock will be converted into the right to receive $2.00 in cash per share. Completion of the merger is subject to various customary conditions, including approval by the Company's shareholders and obtaining financing. The Company currently expects the merger to be completed in the second quarter of 1999.


Net Income/(Loss)

The Company incurred a net loss for the quarter ended March 31, 1999 of $40,685 versus a net loss of $31,965 for the quarter ended March 31, 1998. The net loss for the nine months ended March 31, 1999 was $42,286 as compared to a net loss of $153,900 for the same period in 1998. The changes were due to the factors discussed above.


Liquidity and Capital Resources

The Company's cash and marketable securities at March 31, 1999 were $963,912 compared to $1,195,079 at June 30, 1998. Working capital decreased to $1,782,099 at March 31, 1999 from $1,791,067 at June 30, 1998. The decrease in the Company's cash position, was due primarily to a repayment of $774,000 made on the Company's line of credit which was partially offset by decreases in marketable securities, accounts receivable and inventory levels.

The Company maintains a line of credit with Riverside Bank. As of March 31, 1999, the borrowing base under the line of credit was the lesser of (a) $1,000,000 or (b) 80% of eligible accounts receivable. The Company is also required to maintain tangible net worth of $1,800,000. The line of credit is secured by the Company's assets. The interest rate is at prime plus 1%. The Company is required to pay accrued interest on a monthly basis. As of March 31, 1999, the outstanding balance on the line of credit was $1,000 and the remaining borrowing availability was $359,422.


                           Form 10-QSB March 31, 1999                 Page 4

The Company did not have any material commitments for capital expenditures outstanding as of March 31, 1999. The Company's plan of operations currently does not call for raising additional capital. The Company plans to finance its operations for the remainder of fiscal year ending June 30, 1999 with working capital and bank borrowings.

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

Risks Associated with Year 2000 Issues

     Atrix currently has limited information concerning the Year 2000 compliance status of its key suppliers and customers. The Company is currently verifying third-party compliance, primarily through the use of questionnaires. In the event that any of the Company's key suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      The following exhibits are included herein:

                  27.1 Financial Data Schedule for the quarter ended March 31, 1999

                  (b)      Reports on Form 8-K

                  None


                           Form 10-QSB March 31, 1999                 Page 5

                            Atrix International, Inc.
                                  Balance Sheet


ASSETS                                                   March 31, 1999  June 30, 1998
                                                         --------------  -------------
                                                           (unaudited)
Current Assets:
Cash and cash equivalents                                  $   963,912    $ 1,195,079
Marketable securities, at cost                                                289,679
Accounts receivable less allowance for doubtful accounts
   ($27,301 and $27,158, respectively)                         460,155        706,010
Inventories                                                    766,097        802,138
Prepaid expenses                                                57,428        117,230
                                                           -----------    -----------
   Total Current Assets                                      2,247,592      3,110,136
                                                           -----------    -----------
Deferred Income Taxes                                          124,000        124,000
Property and equipment, net                                    237,793        277,915
Intangible assets, net                                          67,282         73,362
Capitalized software development costs, net                    236,618        230,166
                                                           -----------    -----------
   TOTAL ASSETS                                            $ 2,913,285    $ 3,815,579
                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                           $   400,614    $   449,038
Notes payable - bank                                             1,000        775,000
Current maturities of long-term debt                             8,981         23,645
Accrued liabilities                                             54,898         71,386
                                                           -----------    -----------
Total current liabilities                                      465,493      1,319,069

Notes payable - long term                                       84,371         90,803
                                                           -----------    -----------
Total Liabilities                                              549,864      1,409,872

Shareholders' Equity:

Preferred stock, $.01 par value
   3,000,000 shares authorized,
   no shares issued

Common stock, $.04 par value,
   12,500,000 shares authorized, 1,413,449
   shares issued and outstanding                                56,536         56,536
Capital in excess of par value                               3,276,969      3,276,969
Accumulated deficit                                           (970,084)      (927,798)
                                                           -----------    -----------
Total shareholders' equity                                   2,363,421    $ 2,405,707
                                                           -----------    -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 2,913,285    $ 3,815,579
                                                           ===========    ===========

See accompanying notes to financial statements.


                           Form 10-QSB March 31, 1999                 Page 6

                            Atrix International, Inc.
                             Statement of Operations
                                   (unaudited)

                                    Three Months Ended             Nine months Ended
                                         March 31,                     March 31,
                                    1999           1998           1999           1998
                                 -----------    -----------    -----------    -----------
Net Sales                         $1,027,738     $1,095,211     $3,227,305     $3,099,028

Cost of Sales                        684,669        723,715      2,192,435      2,096,741
                                 -----------    -----------    -----------    -----------

Gross Profit                         343,069        371,496      1,034,870      1,002,287

Selling, general and
   administrative expenses           337,038        407,458      1,034,985      1,173,715
                                 -----------    -----------    -----------    -----------

Income/(loss) from operations          6,031        (35,962)          (115)      (171,428)
Other Income                               0              0         10,000              0
Miscellaneous (Expense)              (54,435)                      (77,996)
Interest Income/(expense), net         9,231          5,077         27,837         21,293
                                 -----------    -----------    -----------    -----------
Income/(loss) before taxes           (39,173)       (30,885)       (40,274)      (150,135)

Income tax (expense)/benefit          (1,512)        (1,080)        (2,012)        (3,765)
                                 -----------    -----------    -----------    -----------
Net Income/(loss)                   ($40,685)      ($31,965)      ($42,286)     ($153,900)
                                 ===========    ===========    ===========    ===========

Net income/(loss) per share -
Basic and diluted                     ($0.03)        ($0.02)        ($0.03)        ($0.11)

Weighted average number of
common shares outstanding          1,413,449      1,413,449      1,413,449      1,413,449


See accompanying notes to financial statements.


                           Form 10-QSB March 31, 1999                 Page 7

                            Atrix International, Inc.
                             Statement of Cash Flows
                                   (unaudited)

                                                      Nine Months Ended March 31,
Cash flows from operating activities:                    1999            1998
                                                      -----------    -----------
Net income/(loss)                                        ($42,286)     ($153,900)
Adjustments to reconcile net income/(loss) to net
   cash provided/(used) by operating activities:
   Depreciation and amortization                          125,687        128,488
Change in current assets and liabilities:
      Accounts receivable                                 245,855        (34,633)
      Inventories                                          36,041        (57,302)
      Prepaid expenses                                     59,802          6,122
      Accounts payable                                    (48,424)       (70,026)
      Accrued liabilities                                 (16,488)       (27,085)
                                                      -----------    -----------
Net cash provided/(used) by operating activities          360,187       (208,336)
Cash flows from investing activities:
   Purchase of equipment, leasehold
      improvements and other assets, net                  (36,653)       (11,372)
   (Purchases)/ sales of marketable securities, net       289,679         34,780
   Additions intangible assets                            (49,284)        (2,102)
                                                      -----------    -----------
Net cash provided/(used) by investing activities          203,742         21,306
Cash flows from financing activities:
   Repayments of notes payable - bank                    (774,000)       (10,000)
   Repayments of notes payable - Porous Media             (21,096)       (44,391)
   Repayments of capital lease obligations                      0         (1,866)
                                                      -----------    -----------
Net cash (used)  by financing activities                 (795,096)       (56,257)
Net (decrease) in cash                                   (231,167)      (243,287)
Cash - beginning of the period                          1,195,079      1,386,514
                                                      -----------    -----------
Cash - end of the period                                 $963,912     $1,143,227
                                                      ===========    ===========



See accompanying notes to financial statements.


                           Form 10-QSB March 31, 1999                 Page 8

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

Net income (loss) per share

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period (1,413,449 for all periods presented in this report on Form 10-QSB). Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All net income (loss) per share data presented complies with this statement. There is no difference between basic and diluted earnings per share data as presented, as the impact from stock options is anti-dilative for all periods due to net losses.

Note 3.                Inventories

Inventories are comprised of the following at:

                                March 31, 1999       June 30, 1998
                                --------------       -------------

         Raw Materials              $284,484            $336,649
         Finished goods              481,613             465,489
                                   ---------           ---------
         Total                      $766,097            $802,138


                           Form 10-QSB March 31, 1999                 Page 9

Note 4.           Income Taxes

The Company has available net operating loss and tax credit carryforwards for income tax purposes of $1,149,907 and $83,688, respectively, on June 30, 1998. These carryforwards expire in the years ending June 30, 2003 through 2008. Utilization of the net operating loss and tax credit carryforwards may be subject to certain limitations under Section 382 of the Internal Revenue Code. A valuation allowance exists for a portion of the net tax benefit associated with all carryforwards and temporary differences at March 31, 1999 and June 30, 1998 as their realization is not presently assured.


Inventory of Deferred Items and NOL Carryforward


The composition of the net deferred tax is as follows:


                                       March 31, 1999          June 30, 1998
                                       --------------          -------------

         Loss Carryforwards                 $522,181               $503,659
         Research & Development
         Credits                              83,688                 83,688
         Inventory                            33,718                 33,718
         Bad Debts                            11,767                 11,767
         Fixed Assets                         68,666                 68,666
         Software Development Costs         (214,983)              (211,377)
         Other                                     0                      0
                                            --------               --------

                                             505,037                492,104

         Less:  Valuation Allowance         (381,037)              (368,104)
                                            --------               --------
                                            $124,000               $124,000
                                            ========               ========


                           Form 10-QSB March 31, 1999                 Page 10

                                   SIGNATURES


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ATRIX INTERNATIONAL, INC.



Date:  May 5, 1999                  /s/ Steven D. Riedel
                                    --------------------------------------------
                                    Steven D. Riedel
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Dean L. Gerber
                                    --------------------------------------------
                                    Dean L. Gerber
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                           Form 10-QSB March 31, 1999                 Page 11

                            ATRIX INTERNATIONAL, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                      For the Quarter Ended March 31, 1999



Item No.                        Item                        Method of Filing
--------                        ----                        ----------------


27.1                  Financial Data Schedule for the
                      quarter ended March 31, 1999           Filed herewith


                           Form 10-QSB March 31, 1999                 Page 12