Form 10KSB40/A
period 1998-06-30
ATRIX INTERNATIONAL INC
filed 1999-05-10
CIK 831532

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________.

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

                    Issuer's telephone number: (612)894-6154

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

ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.

         A. Directors of the Company

                                                                                       Director
     Name of Nominees          Age            Position                                   Since
     ----------------          ---            --------                                   -----
W. William Bednarczyk           54    Chairman of the Board of Directors                  1984

Clifford B. Meacham             65    Vice Chairman of the Board of Directors             1981

Steven D. Riedel                55    President, Chief Executive Officer, and Director    1993

William E. Bennett              52    Director                                            1986

Charles J. B. Mitchell, Jr.     57    Director                                            1992

Les Eck                         65    Director                                            1996

John C. Hey                     53    Director                                            1997


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

Dated:  May 10, 1999                      ATRIX INTERNATIONAL, INC.



                                          By /s/ Steven D. Riedel
                                          Steven D. Riedel
                                          Chief Executive Officer and President